Form 10KSB
IVECON CORP
filed 2007-04-02
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number:  333-133545

IVECON CORPORATION

(Name of small business issuer in its charter)

            Delaware

59-3681572

     (State or other jurisdiction of

(I.R.S. Employer

     incorporation or organization)

 Identification No.)

 5113 Central Avenue, St. Petersburg, Florida

33710

(Address of principal executive offices)

(Zip Code)

 Issuer's telephone number: (727) 410-5858

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered

         None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (_)

Note - Checking the box above will not relieve any  registrant  required to file  reports pursuant  to Section 13 or 15(d) of the  Exchange  Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required  to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days.  Yes (X)  No(_).

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation  S-B contained in this form, and no disclosure will be contained, to the best of  registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $155,000.00 based on the offering price of $0.50 per share as stated in our SB-2 Registration Statement filed with the Securities and Exchange Commission on November 21, 2006.  Our common stock is presently not traded on any market or securities exchange.  Accordingly, the sales price to the public is fixed at $0.50 per share until the nine month offering period expires.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,350,000 shares of Common Stock as of March 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

PART I

Item 1.

Description of Business.

The Company

We were incorporated as Ivecon Corporation on September 11, 2000, under the laws of the State of Delaware. Since inception, we have engaged in research and development of a secure, point-to-point instant messaging software to be distributed business to business as well as retail. The firm will specialize in areas of Sales, Marketing, and Distribution within the software manufacturing and sales industry.

IVE is currently establishing a full service source for sales, marketing, promotion, and distribution management for key accounts. IVE's experience is diversified through the backgrounds of its officers and directors and we believe that the consolidation of this experience will allow us to complete the research and development of our product and begin distribution. In the past two years, the Company has remained minimally active due to the lack of funds. Now that the Company believes that it can raise the necessary capital to increase activity, it has decided to register shares of stock for sale to capitalize the company to become a fully operational company. The ability to offer the software product, service, and expertise will provide "value-added" benefits to world-class users of secure point-to-point instant messaging seeking a better product beyond just the one with the best price.

Our Business

(a) Principal Products or Services and Their Markets

Ivecon is a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. It need not be installed on a computer, it can run from a portable drive, CD, or Flash memory device.

From a trade show you could walk up to a computer and within seconds have your entire messaging system at your fingertips. You could place a free voice (Voice over IP) call to your spouse, order a pizza to be sent to your brother in college, buy a birthday gift for a family member (all without needing your credit card), flip on the porch light at your house, or Instant Money™ $50.00 to a friend. You can check out your own customized headlines (RSS aggregator), look at a folder on your hard drive at home, work or any other location, even broadcast your own anonymous weekly radio show remotely, spinning records coming from MP3’s on your hard drive and taking phone calls with VoIP. You can forward your phone calls to your instant messenger, forward your instant messages to your cell phone, or check the messages left on your home telephone answering machine, all with an interface easy enough for a total novice to master within minutes.

Most importantly, all of this is done within a secure shell using encryption suitable for a nuclear submarine. So, in the above scenario, when you walk away from the trade show PC, all your information, though already encrypted, is triple wiped from the hard drive. All communications within the Ivecon system are secured using any form of encryption you choose, from DES to 44-bit Blowfish, to any custom military-grade encryption using an open source plug-n system.

Ivecon is a contraction of the words I have control.  Ivecon is built around an open source encryption engine. Buttons within the preference section of Ivecon allow the downloading of various encryption DLL's of varying strength, from average to military grade. To comply with legal restrictions, some of these DLL’s will originate and be available from countries outside the United States.  Once downloaded and installed anyone can use Ivecon to communicate through a secure channel with anyone else. This could be for sending a love-letter to your spouse, or your credit card information to a web retailer, all using the encryption type you are most comfortable with.

Ivecon is also a portal to control your environment, your communication, and your information, functionality becoming more important than the web browser itself.

Ivecon software is thinware and easily downloaded in minutes even on the slowest connections. The interface is designed to be pleasing and simple enough for a computer user of any ability to have full command of their environment. Ivecon’s target market ranges from the young to the elderly, novice to expert. More specifically, Ivecon target market will undoubtedly begin with higher end computer users with to-date machines. The reason for this is that the user machine will be more beneficial for distributed networking applications, they probably have more disposable income, probably have a computer related job, and are likely more security conscious.

(b) Distribution Methods of the Services

The primary delivery of products and services is through land-based delivery from our home office location in St. Petersburg, Florida.  We will try to drop ship directly from the manufacturer to the client’s location via United States Postal Service in disk protected mailers.

With the implementation of our expansion upon funding, we will hire three key people to service our current and new clients.  Each rep will cover a geographical area dividing the United States into three (3) segments.  Our account managers will be responsible for business development in their specific area.  We will supply the reps with laptop computers and the appropriate software to down/upload data and information throughout the business day.  Orders will come in to the central office and will be sent to the appropriate manufacturer for completion.  The completed work product will be drop-shipped direct to the customer using land-based services.

(c) Status of Any Publicly Announced New Product or Service.

We believe that we have developed a unique product that would make us stand above our competition. Our product provides capabilities that are not currently available on competitor’s software. We have not made our product available in the marketplace while we continue to develop and refine its capabilities.  While the Internet has provided a new tool for advertising and customer interface, there has been no significant change in the services we will provide. We will be utilizing the Internet as a mainstay of our future advertising and support for our sales representatives.

(d) Our Competition

ICQ, AIM, MSM are 1st generation messengers successful today because they were first on the scene. ICQ hasn’t changed since AOL bought it. Competitors lack two things; a specific need to change IM’s, and useful utility other than messaging. With Ivecon, the concept of a secure instant messenger as the hub, the portability and interconnectivity between phone and web is the spoke, the utility of controlling your environment and secure shopping is the wheel. Where the wheel hits the road is where the money is, and Ivecon is that road.

Both instant messaging and encryption are protected from casual competition through high entry and exit barriers. Both industries separately lack any type of profit model other than ads or direct sales. This leaves limited growth.

Unique or distinctive customer benefits must be generated and supported by hard-to-copy core competencies. Ivecon is rife with customer benefits, and several barriers to entry. Ivecon has a sustainable competitive edge supported by core competencies in a growing market. The Ivecon interface is designed with Macromedia Flash integrated with a Visual C undercarriage. Flash graphics are a product of vector math rather than bitmap pictures. Rather than bogging down the computer with 2 megabyte of pictures for the interface, Ivecon has compartmented Flash interface groups that take up about 50k. Rather than using a work around to stretch or contract pictures depending on the users screen resolution (and eating precious memory) we allow Flash to flow into whatever space is available.

Using Flash as an interface gives Ivecon several other key benefits. Because the interface is separate and independent of the application, it creates an essentially bug free graphical environment, something that is nearly impossible with raster interfaces. But more importantly, it gives the Flash artist and GUI team full control over the design of the program without concern of the programming. Due to the open source, royalty free* license on the Flash player, we are able to rewrite and customize the player to suit any needs we have.

 * http://www.macromedia.com/software/flash/open/licensing/sourcecode/.

 3.2    Object Code License.

Commercial Use. Pursuant to this Agreement and during the Term, Macromedia hereby grants a non-exclusive, worldwide, revocable license to use, reproduce, have reproduced, market, license, sublicense and distribute object code versions only of the Certified Ported Flash Player, solely in connection with, and together with, Licensee Product. Any sublicense to an OEM shall include terms no less restrictive than those set forth in Section 3 of this Agreement and Licensee shall cause OEM to preserve or provide, as applicable, the Consideration (as defined herein) outlined in Sections 6.1 - 6.5 to Macromedia.

Ivecon is a licensed Flash Player Developer and Larry Larsen is a member of the Macromedia evangelist program.

Pulver.com has labeled 64 companies as being in the Instant Messaging space. 57 in North American with 27 public, 36  private and one is open source.

Individually, our products have much competition. This compilation is the short list of what is on the radar. (note: Ivecon keeps detailed Competitive Information Analysis reports on even obscure competition.) Competition feature for feature does exist on any scale for Ivecon, but alliances could be made within competing companies that could impact reach. Our core features are stronger than the individual pieces of any alliance, it would be more cost effective to buy Ivecon than try to compete with an inferior product.

MESSAGING COMPETITORS

PRODUCT: Instantme

http://www.novell.com/products/instantme

OWNER: Novell

CATEGORY: Secure Networking

WHY THEY ARE A THREAT: Used in combination with AOL’s AIM, it allows encrypted transfer and digital certificates.

WHAT TO WATCH: Business model changes and corporate adoption.

WHAT CAN WE LEARN FROM THEM: It is imperative to businesses to have secure messaging. Corporations will pay a premium for secure systems.

THEIR ADVANTAGE: Large customer base.

OUR ADVANTAGE: This is a product geared towards the corporate market. While it will cause competition in the corporate market, our integration with a company’s intranet and custom encryption plug-ins will be a superior defense. For the consumer market, competition is virtually non-existent.

PRODUCT: ZIXMAIL

 http://www.zixmail.com

http://www.securedelivery.com/overview.html

DESCRIPTION:

A secure document delivery, private email, and message tracking service that enables Internet users worldwide to easily send encrypted and digitally signed communications using their existing email systems and addresses, regardless of whether the recipients use ZixMail. Messages sent to non-ZixMail users are delivered via SecureDelivery.com™. ZixIt Home

CATEGORY: Encrypted Mail

WHY THEY ARE A THREAT: Struck a deal with Yahoo to provide encrypted mail.

WHAT TO WATCH: Need to watch how Yahoo positions this.

WHAT CAN WE LEARN FROM THEM: There is a market for secured messaging. That encryption has to be easy to use to be widely accepted.

THEIR ADVANTAGE: Visibility with Yahoo.

OUR ADVANTAGE: Security is very poor. Doesn’t encrypt message until it is sent to a ZixMail server. Only as secure as a browser. Encryption isn’t selectable or open source. Business model is to charge $1 per month. This assures limited market, limited growth, and minimal income.

PRODUCT: ICQ

http://www.icq.com

OWNER: AOL

CATEGORY: Instant Messenger

WHY THEY ARE A THREAT: A huge install base.

WHAT TO WATCH: ICQ recently incorporated a mid-range phone system and provides

WHAT CAN WE LEARN FROM THEM: 72 million users doesn’t get you very far when you haven’t figured out a business model.

THEIR ADVANTAGE: An incredible install base, AOL ties, and unlimited money from other sources.

OUR ADVANTAGE: ICQ cannot compete with a strong encryption product due to AOL/Netscape/NSA agreements. ICQ has been slow to change and resists innovation even when faced with competition. Popup window provides a cumbersome interface for new features. GUI is 1st generation and allows limited feature growth.

PRODUCT: AIM

http://www.aol.com

OWNER: AOL

CATEGORY: Instant Messenger

WHY THEY ARE A THREAT: Large install base. AOL.

WHAT TO WATCH: Positioning of AIM product, new features.

WHAT CAN WE LEARN FROM THEM: Even with a bad interface, instant messaging is a hit and can be marketed towards novice users.

THEIR ADVANTAGE: Product gets installed with about every Internet standard program. Millions of CD-ROMs floating around doesn’t hurt either. Unlimited money for research could be a problem, but innovation hasn’t prevailed in the past with this product.

OUR ADVANTAGE: AOL counter-culture grows daily. 1st generation interface. AOL cannot compete with an strong encryption product due to agreements with the NSA. Popup interface and systray limitation provide for little feature growth.

PRODUCT: YAHOO

http://www.yahoo.com

CATEGORY: IM – Encrypted webmail

WHY THEY ARE A THREAT: Slowly catching on to the public’s cry for encryption. In the past Yahoo has had a strong push towards shopping, Ivecon’s success will most certainly trigger a response. Patents should be created on any possible feature of commerce tied to IM before public release to prevent competition from Yahoo. Marketing defense against this is the Ivecon encryption system.

WHAT TO WATCH: Feature additions, integration with shopping.

WHAT CAN WE LEARN FROM THEM: Even if you lay low with a mid-range instant messenger, you can pick up 8 million users.

THEIR ADVANTAGE: Huge user base.

OUR ADVANTAGE: Yahoo doesn’t market the product strongly. Ivecon is a better product built on a strong encryption sub-system and a much wider range of utility. Encryption is not provided for Yahoo’s IM product.

PRODUCT: MSM

http://www.microsoft.com

OWNER: Microsoft

CATEGORY: Instant Messenger

WHY THEY ARE A THREAT: Don’t under-estimate MS.

WHAT TO WATCH: Shopping integration. Audio/Video call integration. Marketing and target market definition.

WHAT CAN WE LEARN FROM THEM: It pays to own the OS.

THEIR ADVANTAGE: Unlimited resources of every kind.

OUR ADVANTAGE: Microsoft’s record has been to absorb a company rather than to compete. Our integration with the Microsoft Cordless Phone Answering System and the Microsoft Sidewinder Voice would make Ivecon a greater asset than competitor. Microsoft cannot compete with a strong encryption product due to agreements with the NSA. Bureaucracy of Microsoft prevents swift feature integration and direction change.

PRODUCT:

OWNER: Sigaba

http://www.sigaba.com/

CATEGORY: Secure Communications

WHY THEY ARE A THREAT: Provides a secure network connection for email communication and commerce transactions.

WHAT TO WATCH: Business model, strategic alliances. Any future push towards IM.

WHAT CAN WE LEARN FROM THEM: There is vast potential growth for secure messaging products within business environments.

THEIR ADVANTAGE: A secure network to base future growth on.

OUR ADVANTAGE: No business model for consumer use. Symmetric key system is inferior to Ivecon’s open source plug-in system. Doesn’t support instant messaging.

DISTRIBUTED NETWORKING COMPETITORS

(e) Sources and Availability of Raw Materials

We provide products and services and, as a result, we have to maintain relationships with our suppliers however we will not necessarily have any concern with raw materials or specific suppliers. We will be dependent on good programmers and account managers. The availability of account managers with the education and experience we need does not seem to be critical at this time. The relationships we have developed with other firms and suppliers have resulted in the ability for us to have a large pool from which to choose our account managers.

At this time we do not see a critical dependence on any supplier(s) that could adversely effect our operations.

(f) Dependence on Limited Customers

Ivecon believes a small number of web retailers will be responsible for the bulk of web sales in the foreseeable future. Ivecon will host a handful (4-8) of qualified eCommerce web retailers, facilitating ease of shopping and transference of encrypted billing information. These eCommerce sites must have a reputable Internet commerce background, and meet a minimum criteria:

Must provide an eCommerce site that is liquid in design to scale to any size window.

Must use Ivecon's public ring secure encryption system.

Must have 24-hour order processing.

Must have 24-hour online chat support.

Free 2-day delivery on orders over $50 encouraged.

Must have next day delivery available.

Consistent return policy between stores.

Encourage commerce stores to make new products available on the Ivecon system either exclusively or earlier than on their corresponding website.

Desired commerce types (one of each):

Grocery retailer - Web Van, Kozmo, Publix

Household products - Target, Walmart

Clothing - Old Navy, Gap, Banana Republic

Food delivery - Pizza Hut, Papa John's

Office - Staples, Office Depot

General - Amazon, Buy.com

Entertainment Delivery – Blockbuster

The biggest benefit to the retailer is the opportunity to go from being a proactive function of opening a browser and inserting their URL, to being an inch away from millions of mouse pointers for users that will most likely run our software 24 hours a day. Couple this with the peace of mind of ultra-secure commerce, embedded 2-click shopping, and free advertising in the demographics of your choice within thousands of radio programs.

For utility, it is important to provide a wide range of generic products high recurring sales rates. Repeated use, especially after the ease of use is established, will encourage a constant and increasing churn of revenue. The limited number of stores will increase real estate value of the licensees. Stores should not include anything you would not drive to in the typical week of shopping.

To become part of the Ivecon aggregate and utilize the secure encryption system, ecommerce sites pay Ivecon 2% of sales. Sales are tracked by our public key commerce exchange module (PKCEM), and invoices are tallied quarterly. This is a no-risk decision for the merchant as no payments are accrued until a sale has been made.

Stores appearing in Ivecon software are totally in our control and a non-paying commerce client could be switched out with a new commerce client within minutes. For promotion, a portion Ivecon profits for all sales can be distributed to anyone running our Flopping client. During the holidays, Ivecon can escrow ½ of profits from total ecommerce sales and distribute it equally to all Ivecon users. This encourages people, whether they use the commerce model or not, to encourage other people to shop using Ivecon. As with any disbursement from Ivecon, the funds may always be distributed to a charity.

(g)  Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts.  However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

these agreements will not be breached;

we would have adequate remedies for any breach; or

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(h)  Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval.

(i)  Government Regulation

As a software development and manufacturing company, we are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our computer activities are subject to local business licensing requirements.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

(j) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development of our product. We have, however, spent minimal monies on Internet research and development.

(k) Cost and Effects of Compliance with Environmental Laws

We are not subject to any federal, state or local environmental laws.  Due to the nature of our product we do not foresee any potential regulations that will impact our operations.

(l)  Our Employees

As of December 31, 2006, we had three part time employees.  As our President, Mr. Jay Solomon currently provides his time as an employee, paid on an irregular basis. Mr. Solomon currently provides the strategic direction and the necessary labor to support the operation. Our other key employees Lawrence D. Larsen, Lance Larsen and Serguei Tevs provide their time on an as needed, unpaid basis.  Mr. Solomon is not receiving pay or other stock benefits for his performance. We have no consulting contracts with anyone to provide services to the company.

Reports to Security Holders

We will file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at www.sec.gov.

We are not required by the Delaware Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. In the event we become a reporting company with the SEC, we will file all necessary quarterly and annual reports.

Item 2.

Description of Property.

The Company owns no real property.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.

Market For Common Equity and Related Stockholder Matters.

Our common stock is not quoted or traded on any quotation medium at this time. We intend to apply to have our common stock included for quotation on the NASD OTC Bulletin Board. There can be no assurance that an active trading market for our stock will develop. If our stock is included for quotation on the NASD OTC Bulletin Board, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.  There are 1,350,000 shares of common stock that could be sold by the selling shareholders according to Rule 144 that we have agreed to register. A brief description of Rule 144 follows:

The common stock sold in this offering will be freely transferable without restrictions or further registration under the Securities Act, except for any shares purchased by an “affiliate.”  An “Affiliate” is a person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control of the issuer.  The definition of an "Affiliate" is critical to the operation of Rule 144, promulgated under the Securities Act.  Rule 144 provides for restrictions on the amount of securities that can be sold by an affiliate during a given period of time. In general, pursuant to Rule 144, a shareholder who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the great of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Further, Rule 144 permits, under certain circumstances, the sale of securities, without any quantity limitation, by our shareholders who are not affiliates and who have satisfied a one year holding period.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

We have thirty-seven (37) stockholders of record of our common stock as of March 27, 2007.  The CUSIP number for our common stock is 46582F 10 5.

Item 6.

Management’s Discussion and Analysis of Plan of Operation.

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Plan of Operation

General

Since our inception on September 11, 2000 the Company has been in the development of a secure point-to-point instant messaging software.  For three (3) years considerable time was spent on the actual coding of our program.  When the Company ran out of funds it became minimally operational while a strategic plan for funding and operations was being developed.  Presently our President, Jay D. Solomon, provides the necessary labor to the company developing the strategic financial and operational plan of operation. He has been developing his financial and business skills since he began practicing as a C.P.A. (over nineteen years) to provide leadership for the company when we have the necessary capital.

Employees

During the next twelve (12) months we intend to hire three (3) managers by the end of the first quarter of 2007. Our employees will be those individuals that we have named as our key personnel who are currently assisting the company on an unpaid basis.  They are Lawrence D. Larsen, Lance Larsen and Serguei Tevs. With their programming and business experience we believe we will be able to develop an appropriate sales force through their personal and professional contacts.

We are currently researching the type of individual, salary ranges and benefit program we will need to put in place to attract personnel that can produce results.  Outside of our key employees we believe that we will need to augment our staff with a general accounting person to coordinate accounts payable and receivables as well as our general ledger.  A receptionist/secretary will be hired to handle and distribute incoming inquires for sales and general inquires.

It is our intention to utilize computerization where possible to eliminate the need for a staff person.  This specifically applies to our incoming calls for service of equipment as well as directing non-sales inquiries directly to the person called.

Product Research and Development

We plan to continue the additional programming necessary to insure the viability of our software product. We believe this additional programming is necessary to insure that our additional features are in keeping with the continually changing demands of the public.  Since three (3) of our key individuals were the original developers of our program we believe that they are necessary to continue the development of our software.

As a tab on the side of your desktop, Ivecon begins as a graphically rich, easy to use, and totally secure Instant Messaging system called Raptor. Raptor uses an open source encryption plug-in system -- click a button and select any plug-in you desire, from DES to Military-Grade Skipjack. The days of worrying about any entity spying on your communiqué are over. This is peace of mind for users (read: shoppers), and imperative to businesses. Until now, corporations have been slow to adopt IM due to security. Ivecon is suitable for even government use, and will be submitted for government review. The FBI/CIA/NSA are free to create their own encryption plug available only to authorized users.

On installation, Ivecon allows the user to create an encrypted key that is kept on their hard drive for communications, and a second key containing the users credit card and shipping address used for commerce. Studies show a small number of e-commerce websites command a huge percentage of e-commerce traffic (e-bay, e-trade,

Amazon.com, Staples.com.) Ivecon includes a number of e-commerce stores granted to a handful of companies that have proven to be web-friendly.

We will attempt to use a strategic alliance with Voxeo Corporation so that Ivecon’s Raptor instant messenger will use an integration of multimedia and telephony. Should you be away from your messenger, Raptor can forward an incoming message to your cell phone. Using a text to speech engine your message is read. Should you choose, you may press a button to reply. A voice recording is created and sent back to the original sender’s Raptor messenger. Ivecon users are issued a phone number on their initial sign-up. Voxeo provides hubs of phone numbers from 14 cities around the U.S. New areas are added every day. Using your computers mic/speakers, you can place telephone calls to any POTS telephone. Should you be away from your computer, you can check Raptor messages by calling your Ivecon phone number and entering a password. The Raptor Contact list is available through this phone number to send voice messages to other users. If those users are online, you can speak with them. Even your home answering machine messages can be sent to your Ivecon Raptor system at work by forwarding your phone to your Voxeo number. Should you have a Microsoft Cordless Phone Answering Machine, Ivecon will pick up new messages left on the machine and send them to your cell phone or other logged on Raptor session.

From the emerging panel users can enter Ivecon stores, select products, click the checkout button and have the items show up on the user’s doorstep. Credit card information is exchanged with the commerce site using the preferred encryption, point-to-point. Stores are broken out into instant delivery and shipped goods stores. The instant delivery stores available may very depending on the geographical location of the user, determined by zip code.

Raptor users can initiate a secure voice call. On initiation Ivecon sends each user an encrypted hash table that is used against their public ring to scramble the call. This Military-Grade system ensures that your words will not be intercepted. Secure videophone will also be available in latter stages of development. This feature alone replaces a pair of $5000 scramble handsets.

Any time after signing up with Ivecon, you can easily order a credit card sized CD-ROM that contains your encryption token, and can be carried in your wallet. If you are at a co-workers desk and want to check your messages, place the CD card in the drive. If the computer has Ivecon install, the current user is logged out and you are prompted for password. On successful entry, your contact list fills in and all your outstanding messages arrive. Pop out the CD and your history is triple-wiped from the hard drive and dumped from memory. Your read messages are sent to your home history list, and the previous user is prompted for their password.

If you are at a computer does not have Ivecon installed, it is installed from the CD. After use, your user history is wiped from the drive. Read messages are sent to the history of your ‘home’ Ivecon machine. Because we allow an instance of Ivecon to be tagged as the ‘home’ computer, Ivecon includes X10 control to allow remote operation of any lights, drapes, or other X10 equipment in your home or office. Reboot a work server from home or flip on the driveway light before leaving from work late. X10 is an inexpensive, proven, and reliable system on the verge of a vertical market. The main roadblock to widespread X10 adoption is an easy interface to use it.

Ivecon includes a community broadcasting system that allows users to broadcast their own radio program to anyone that cares to listen. As hardware and bandwidth allow, Ivecon will later migrate into ‘television’ allowing users to utilize their webcam to stream their own TV station. Every 13 minutes during these radio and TV programs, a two-minute commercial will interrupt their broadcast.

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We anticipate that we will use the funds raised in this offering and revenues generated to fund the hiring of employees, equipment purchases, office improvements, and marketing activities and working capital. Our failure to market and promote our services will harm our business and future financial performance. If we are unable to commence our operations within the next twelve months, we will likely fail to increase our revenues.  We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, only one (1) of our officers or directors has specifically agreed to pay our expenses should we need such assistance, our President Jay D. Solomon.

During the last twelve months our revenue decreased and we had a decrease in cash available at December 31, 2006 compared to December 31, 2005.  Our cash available at the end of the year December 31, 2006 decreased from December 31, 2005 mainly due to a decrease in our revenues and an increase in professional fees.  At our current burn rate of cash of approximately $900 per month we will need to raise additional capital immediately as we do not have sufficient cash for the next twelve months.

We directly attribute the dramatic increase in our expenses and resulting loss to the additional legal, accounting and other fees related to the costs of filing a registration statement with the Securities and Exchange Commission.

The implementation of our business strategy is estimated to take approximately twelve (12) months. Once we are able to secure funding, implementation will begin immediately. We anticipate 30 days to be in a stage of full operational activity to gain clients. The major parts of the strategy that are to be immediately implemented will be the human resource procurement, sales and marketing and office equipment.

We will compete with national manufacturers and distributors. Once our website is operational, however, we will also compete with other Internet-based companies and businesses that have developed and are in the process of developing competing websites. We cannot guarantee that other websites or functionally similar services have not been developed or are not in development. Many of these Internet-based competitors have greater financial and other resources, and more experience in research and development, than we have. We plan to design our website to allow current and potential clients to ask our account managers introductory questions via e-mail. We believe that interchange will allow us to tailor our services to each particular client.  We do not expect to have this website operational until we secure additional capital. However, as of the date of this prospectus, our website has not moved beyond the mere discussion phase as we currently lack the necessary funds to begin development of our website. We do believe that it can be fully operational within thirty days after securing funds. We will use one of our key people who will design and maintain our website and provide continual updates to our site with the most current information for our potential clients. Assuming our proposed website becomes operational, we expect to next focus on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration.

Expected purchases or sale of plant and significant equipment

We do anticipate purchases of significant computer equipment.  In addition other general office supplies and general office equipment will be made should we raise sufficient funds to purchase such equipment.

The computer equipment we anticipate purchasing will include multiple servers as well as a networked system for our four (4) key personnel.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.

Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 8A.

Controls and Procedures.

The Board of Directors has established a regular three (3) month meeting to completely review the financial reporting of the Company. Our Chairman/President, Jay D. Solomon will be providing a full financial reporting and accounting of the Company according to the Generally Accepted Accounting Principles and guidelines established by the American Institute of Certified Public Accountants. The Board of Directors has found no weakness in the controls that have been established and believes that the quarterly monitoring by the full Board of Directors will keep those who invest in our Company fully informed of the true financial status of the Company at all times. Should there be a change in our internal control over financial reporting, this change or changes will be made available in our reports due to the Securities and Exchange Commission.

Item 8B.

Other Information.

None.

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 3.0 Directors and Executive Officers

Name	Age	Position
Jay D. Solomon	50	President, Chairman of the Board of Directors (1)
John A. Ziegler	57	Treasurer/Director (2)
Maurcio D'Leon	32	Secretary/Director (3)
Wayne E. Larsen	41	Director (4)
(1) Mr. Solomon was an officer of a reporting company, MCG Diversified, Inc. He resigned his position on June 7, 2004.
(2) This is the first Directorship of a reporting company held by Mr. Ziegler.
(3) This is the first Directorship of a reporting company held by Mr. D'Leon.
(4) This is the first Directorship of a reporting company held by Mr. Larsen.

Background of Executive Officers and Directors

 - Jay D. Solomon has served as our President/Chairman of the Board of Directors since January 1, 2004. Mr. Solomon holds a B.A. degree from University of South Florida in Accounting. He sat and passed all four (4) parts of C.P.A. Exam in 1986. His current

Memberships/Affiliations include the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Since 09/93 when he became a partner in Godels & Solomon, L.C., C.P.A.’s he has continued as a managing partner in Godels Solomon Barber & Company, LLC ("GSBC") as well as developing the strategic and operational plan for Ivecon.  His focus is "Traditional" (audit, accounting, estate & tax) and "nontraditional" (forecasts, projections, start-up’s, obtaining business financing, cash flow management services) services.  His emphasis is on clients in the healthcare industry, dental industry, and resident owned mobile home park cooperatives for which he provides audit and ancillary services. However, he also provides these services, intermittently to clients in real estate, franchised fast food restaurants, marketing/distribution, automotive industry, retail, and a variety of other professional service businesses (law, architecture, mortuary services, etc.).  Mr. Solomon was the Treasurer and a Director of MCG Diversified, Inc. a reporting company with the S.E.C.  He began his positions at MCG in January 2001 and resigned on June 7, 2004.  Mr. Solomon was an integral part of the Board of Directors that constructed the acquisition of Electro Energy through a wholly-owned subsidiary of MCG.

- John A. Ziegler has been in the manufacturing arena for the past 35 years. He is a Mold Maker by trade. He became a CNC programmer and eventually managed several manufacturing facilities with duties including programming, DNC Communication, process planning, & shop floor control. He then entered sales in the manufacturing industry & started his own company, Cimtek, which was in operations from May 1995 through December 2005 and was located in St. Petersburg, Florida, selling, supporting, & training of Cad/Cam systems. Currently, John is in the sales department and provides support for ISCAR, which is a dynamic full line supplier of precision carbide metal working tools, producing a wide range of carbide inserts, carbide end mills and cutting tools covering most metal cutting applications. ISCAR also provides metal working solutions in both engineering and manufacturing to major industries throughout the world.

- Mauricio D'Leon is the current owner of Definitive Network Services, Inc., a computer consulting company which also specializes in computer maintenance and repairs and which began operations in October 2005 and is located in St. Petersburg, Florida. Its client base includes hotels and professional employer organizations. For the previous four years Mauricio was the network administrator for Contracted Services, Inc., a computer consulting company located in St. Petersburg, Florida. Prior to that Mauricio worked for Pixel Graphics as the acting IT Director for the Tampa Bay Buccaneers, a member of the National Football League.

- Lance Larsen graduated from Northwest Missouri State University.  He has been a computer programmer for Wausau Financial Systems, a leader in enterprise transaction processing, for the past ten years. Lance was the lead programmer of the successful start-up Calamide Software. An expert in encryption technologies, his strength is in Client/Server and Distributed Networking programming. He was a Project Manager for the Fortune 500 Company Principal Financial Group and has been programming since chads were known from punch cards rather than election ballots. His first start-up was a database development company in 1982.

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our President Jay D. Solomon for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Solomon as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Solomon has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Solomon has gained this expertise through his formal education and experience as our President for two (2) years and as a certified public accountant with over twenty (20) years experience. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Item 10.

Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2006 and 2005, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2006 and 2005, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 4.0 Summary Compensation

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Jay D. Solomon (1), President, Chairman of the Board of Directors	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John A. Ziegler (2), Treasurer/Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mauricio D'Leon (3), Secretary/Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lance Larsen (4) Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Mr. Solomon at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) There is no employment contract with Mr. Ziegler at  this time.  Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3) There is no employment contract with Mr. D'Leon at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(4) There is no employment contract with Mr. Larsen at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

 All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Jay D. Solomon, John A. Ziegler, Mauricio D'Leon and Lance Larsen. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no written employment agreements with any of our Directors or Officers.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 27, 2006, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

		Amount and Nature of Beneficial Ownership	Percent of Class
Title of Class	Name and Address of Beneficial Owner
Common Stock	Jay D. Solomon 3593 23rd Avenue North, St. Petersburg, FL 33713	995,000	73.70%
Common Stock	John A. Ziegler 4626 5th Street South,

St. Petersburg, FL 33705	10,000	0.74%	Common Stock
Mauricio D'Leon 12326 Montara Dr., Largo, FL 33773	10,000	0.74%	Common Stock
Lance Larsen 2706 34th Street, Des Moines, IA 50310	10,000	0.74%	Common Stock
All Executive Officers and Directors as a Group	1,025,000	75.93%

Item 12.

Certain Relationships and Related Transactions.

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors or an affiliated company.

Item 13.

Exhibits.

Exhibit Number

Location

and Description

Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(2.0)

Plan of purchase, sale, organization, arrangement

None

liquidation or succession

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with SB-2 Registration Statement

on April 26, 2006

(3.2)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on April 26, 2006

(3.3)

Bylaws filed with SB-2 Registration

See Exhibit Key

Statement on April 26, 2006

(4.0)

Instruments defining the rights of security

None

holders, including indentures

(9.0)

Voting trust agreement

None

(10.0)

Material contracts

None

(11.0)

Statement re:  computation of per share

Note C to

earnings

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(16.0)

Letter on change of certifying accountant

None

(18.0)

Letter on change in accounting principles

None

(20.0)

Other documents or statements to security

None

holders or any document incorporated by

reference

(21.0)

Subsidiaries of small business issuer

None

(22.0)

Published report re: matters submitted to

None

vote of security holders

(23.0)

Consents of experts and counsel

See Exhibit Key

(24.0)

Power of attorney

None

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350,

Filed herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(99.0)

Additional Exhibits

None

(d)

Reports on Form 8-K

None

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

3.3

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

23.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant,  Randall N. Drake, C.P.A., P.A. for the audit of the  registrant's  annual  financial  statements  and review of financial  statements  included in the registrant's Form 10-QSB or services that are  normally  provided by the  accountant  in  connection  with  statutory  and regulatory filings or engagements for those fiscal years was $4,000.00.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A.,  P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  “Audit Fees” was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $0.

All Other Fees,

The aggregate  fees billed in each of the last two fiscal years for products and services  provided by Randall N. Drake, C.P.A.,  P.A., other than the services reported  above were $0 in paragraphs  (e)(1)  through (e)(3) of this section.   The nature of the services comprising the fees disclosed under this category was: N/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IVECON CORPORATION

Date: March 30, 2007

By:  /s/ Jay D. Solomon

                                               --------------------------------------------

                                                  JAY D. SOLOMON,

                                                  Chief Executive Officer

                                                  Chief Operating Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flow

F-4

Consolidated Statements of Stockholders’ Equity

F-5

Notes to Financial Statements

F-6 – F-7

[Letterhead of Randall N. Drake, C.P.A., P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder’s of Ivecon Corporation:

We have audited the accompanying balance sheet of Ivecon Corporation as of December 31, 2006 and as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivecon Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 19, 2007

Ivecon Corporation

Balance Sheets

For the Years Ending December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	1,236.05	1,298.05
Prepaid Expenses	0.00	89.00
Stock Subscription Receivable	0.00	12.00
Total Current Assets	1,236.05	1,399.05
Other Assets:
Organizational Costs	253.00	253.00
Less: Accumulated Amortization	(253.00)	(253.00)
Total Other Assets	0.00	0.00
TOTAL ASSETS	1,236.05	1,399.05
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	1,647.00	4,000.00
Loans from Shareholders	14,340.80	1,411.80
Total Current Liabilities	15,987.80	5,411.80
TOTAL LIABILITIES	15,987.80	5,411.80
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	13.50	13.50
Paid-In-Capital	7,719.50	7,719.50
Retained Earnings	(22,484.75)	(11,745.75)
Total Equity	(14,751.75)	(4,012.75)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,236.05	1,399.05

The accompanying notes are an integral part of these financial statements

Ivecon Corporation

Statements of Operations

For the Years Ending December 31, 2006 and 2005

	2006	2005
Revenues	0.00	1,000.00
	0.00	1,000.00
Operating Expenses:
Audit Fees	2,000.00	4,000.00
Bank Service Charges	110.00	120.00
Consultants Fee	600.00	600.00
Dues and Subscriptions	455.00	14.95
Office Supplies	20.00	79.80
Professional Fees	5,000.00	0.00
Stock Transfer Agent Fees	1,847.00	0.00
Taxes and Licenses	707.00	50.00
	10,739.00	4,864.75

Income (Loss) From Operations	(10,739.00)	(3,864.75)
Provision for Income Taxes	0.00	0.00

Net Income (Loss)	(10,739.00)	(3,864.75)

Earnings per common share:
Net Income (Loss) per share	(0.01)	(0.02)

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation

Statements of Cash Flows

For the Years Ending December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net Income (Loss)	(10,739.00)	(3,864.75)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Prepaid Expenses/Deposits	89.00	(89.00)
Stock Subscription Receivable	12.00	3.00
Increase (Decrease) in:
Accounts Payable	(2,353.00)	4,000.00
	(12,991.00)	49.25
INVESTING ACTIVITIES:
	0.00	0.00
FINANCING ACTIVITIES:
Shareholder Loans	12,929.00	668.80
	12,929.00	668.80
NET CASH INCREASE (DECREASE) FOR THE YEAR	(62.00)	718.05
BEGINNING CASH	1,298.05	580.00
ENDING CASH	1,236.05	1,298.05

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation
Statement of Changes in Stockholder's Equity
For the Years Ended December 31, 2005 and 2006

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2005	135,000	$13.50	$7,719.50	(7,881.00)	-$148.00

December 15, 2005 10:1 Forward Stock Split	1,215,000	0.00	0.00		0.00

Net Income (Loss)				(3,864.75)	(3,864.75)

Balances at December 31, 2005	1,350,000	$13.50	$7,719.50	($11,745.75)	($4,012.75)

Balances at January 1, 2006	1,350,000	$13.50	$7,719.50	(11,745.75)	-$4,012.75

Net Income (Loss)				(10,739.00)	(10,739.00)

Balances at December 31, 2006	1,350,000	$13.50	$7,719.50	($22,484.75)	($14,751.75)

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation

Notes to Financial Statements

December 31, 2006 and 2005

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated January 1, 2000 in the State of Delaware.  The Company is a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system and is located in St. Petersburg, Florida.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing services in the field of computer consulting.  It is in the process of developing a secure instant messenger system.  The Company recognizes its revenue when consulting services have been completed and its customers are billed.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.01) for 2006 were calculated based on a net income (loss) numerator of ($10,739.00) divided by a denominator of 1,350,000 shares of outstanding common stock (Average number of shares issued during the year ended December 31, 2006).

Ivecon Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Earnings (Loss) per common share of ($.02) for 2005 were calculated based on a net income (loss) numerator of ($3,864.75) divided by a denominator of 188,261 shares of outstanding common stock (Average number of shares issued during the year ended December 31, 2005).

NOTE D –  STOCK SPLIT

On April 20, 2006, the corporation filed a certificate of amendment with the State of Delaware changing the number of authorized shares to 50,000,000 shares. On April 20, 2006, the corporation held a special meeting of the Board of Directors that authorized the execution of a 1,000:1 forward stock split on all shares issued and outstanding at that time.

NOTE E – EVENT

On December 1, 2006 the corporation received Notice of Effectiveness from the United States Securities and Exchange Commission for its registration statement under the Securities Act of 1933 that will allow the corporation to sell its common stock to the public. On February 13, 2007 the corporation received clearance from the NASD for an unpriced quotation on the OTC Bulletin Board and Pink Sheets.

F-7