Form 10QSB
period 2007-05-14
IVECON CORP
filed 2007-05-14
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-133545

IVECON CORPORATION

(Name of small business issuer in its charter)

Delaware 59-3681572
(State or other jurisdiction of (I.R.S. Employer Identification No.)
Incorporation or organization)

5113 Central Avenue, St. Petersburg, Florida 33710
(Addres of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (727) 410-5858

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  (__) Yes (x) No

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of May 14, 2007 was 1,350,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

Ivecon Corporation Consolidated Balance Sheets For the Periods Ended March 31, 2007 and 2006 (UNAUDITED)

	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	109.05	7,060.05
Total Current Assets	109.05	7,060.05
Other Assets:
Organizational Costs	253.00	253.00
Less: Accumulated Amortization	(253.00)	(253.00)
Total Other Assets	0.00	0.00
TOTAL ASSETS	109.05	7,060.05

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	350.00	0.00
Loans from Shareholders	17,740.80	11,411.80
Total Current Liabilities	18,090.80	11,411.80
TOTAL LIABILITIES	18,090.80	11,411.80
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	13.50	13.50
Paid-In-Capital	7,719.50	7,719.50
Retained Earnings	(25,714.75)	(12,084.75)
Total Equity	(17,981.75)	(4,351.75)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	109.05	7,060.05

See accompanying notes and accountant’s report.

Ivecon Corporation Consolidated Statements of Operations For the Three Month Periods Ended March 31, 2007 and 2006 (UNAUDITED)

	March 31,2007	March 31, 2006
Revenues	0.00	0.00
Operating Expenses
Audit Fees	250.00	0.00
Bank Service Charges	30.00	30.00
Consultants Fee	0.00	150.00
Professional Fees	2,500.00	0.00
Stock Transfer Agent Fees	300.00	0.00
Taxes & Licenses	150.00	159.00
	3,230.00	339.00
Income (Loss) From Operations	(3,230.00)	(339.00)
Provision For Income Taxes	0.00	0.00
Net Income (Loss)	(3,230.00)	(339.00)

See accompanying notes and accountant’s report.

Ivecon Corporation Statement of Changes in Stockholder’s Equity For the Three Month Period Ended March 31, 2007 (UNAUDITED)

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,350,000	$13.50	$7,719.50	(22,484.75)	($14,751.75)

Net Income (Loss)				(3,230.00)	(3,230.00)

Balances at March 31, 2007	1,350,000	$13.50	$7,719.50	($25,714.75)	($17,981.75)

See accompanying notes and accountant’s report.

Ivecon Corporation Consolidated Statements of Cash Flows For the Three Month Periods Ended March 31, 2007 and 2006 (UNAUDITED)

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(3,230.00)	(339.00)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Prepaid Expenses	0.00	89.00
Stock Subscription Receivable	0.00	12.00
Increase (Decrease) in:
Accounts Payable	(1,297.00)	(4,000.00)
	(4,527.00)	(4,238.00)
INVESTING ACTIVITIES:
	0.00	0.00
FINANCING ACTIVITIES:
Shareholder Loans	3,400.00	10,000.00
	3,400.00	10,000.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	(1,127.00)	5,762.00
BEGINNING CASH	1,236.05	1,298.05
ENDING CASH	109.05	7,060.05

See accompanying notes and accountant’s report.

Ivecon Corporation

Notes to Financial Statements

March 31, 2007

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) were calculated based on a net income (loss) numerator of ($3,230.00) divided by a denominator of 1,350,000 shares of outstanding common stock.

[Letterhead of Randall N. Drake, C.P.A., P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ivecon Corporation:

We have reviewed the accompanying balance sheet of Ivecon Corporation as of March 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

s/: Randall N. Drake, CPA, PA
Randall N. Drake, C.P.A., P.A.

Clearwater, Florida

May 10, 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3.  Controls and Procedures.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

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

(b)  REPORTS ON FORM 8-K

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVECON CORPORATION

Date: May 15, 2007

By:  /s/ Jay D. Solomon

JAY D. SOLOMON,

                                               Chief Executive Officer

                                               Chief Operating Officer