Form 10QSB
period 2007-08-13
IVECON CORP
filed 2007-08-13
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-133545

IVECON CORPORATION

(Name of small business issuer in its charter)

Delaware

(State or other jurisdiction of Incorporation or organization)

59-3681572

(I.R.S. Employer Identification No.)

5113 Central Avenue, St. Petersburg, Florida 33710

(Address of principal executive offices and Zip Code)

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

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of August 10, 2007 was 1,350,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

Ivecon Corporation Consolidated Balance Sheets For the Periods Ended June 30, 2007 and 2006 (UNAUDITED)

	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	1,129.05	935.05
Total Current Assets	1,129.05	935.05
Other Assets:
Organizational Costs	253.00	253.00
Less: Accumulated Amortization	(253.00)	(253.00)
Total Other Assets	0.00	0.00
TOTAL ASSETS	1,129.05	935.05

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	350.00	500.00
Loans from Shareholders	21,540.80	11,840.80
Total Current Liabilities	21,890.80	12,340.80
TOTAL LIABILITIES	21,890.80	12,340.80
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	13.50	13.50
Paid-In-Capital	7,719.50	7,719.50
Retained Earnings	(28,494.75)	(19,138.75)
Total Equity	(20,761.75)	(11,405.75)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,129.05	935.05

See accompanying notes and accountant’s report.

Ivecon Corporation Consolidated Statements of Operations For the Three Month Periods Ended June 30, 2007 and 2006 (UNAUDITED)

	June 30, 2007	June 30, 2006
Revenues	0.00	0.00
Operating Expenses
Audit Fees	600.00	500.00
Bank Service Charges	60.00	50.00
Consultants Fee	0.00	300.00
Dues and Subscriptions	100.00	455.00
Office Supplies	0.00	20.00
Professional Fees	4,300.00	5,000.00
Stock Transfer Agent Fees	750.00	450.00
Taxes & Licenses	200.00	618.00
	6,010.00	7,393.00
Income (Loss) From Operations	(6,010.00)	(7,393.00)
Provision For Income Taxes	0.00	0.00
Net Income (Loss)	(6,010.00)	(7,393.00)

Earnings per common share:
Net Income (Loss) per share	(0.00)	(0.01)

See accompanying notes and accountant’s report.

Ivecon Corporation Consolidated Statements of Cash Flows For the Three Month Periods Ended June 30, 2007 and 2006 (UNAUDITED)

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(6,010.00)	(7,393.00)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Prepaid Expenses	0.00	89.00
Stock Subscription Receivable	0.00	12.00
Increase (Decrease) in:
Accounts Payable	(1,297.00)	(3,500.00)
	(7,307.00)	(10,792.00)
INVESTING ACTIVITIES:
	0.00	0.00
FINANCING ACTIVITIES:
Shareholder Loans	7,200.00	10,429.00
	7,200.00	10,429.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	(107.00)	(363).00
BEGINNING CASH	1,236.05	1,298.05
ENDING CASH	1,129.05	935.05

See accompanying notes and accountant’s report.

Ivecon Corporation

Notes to Financial Statements

June 30, 2007

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) were calculated based on a net income (loss) numerator of ($6,010.00) divided by a denominator of 1,350,000 shares of outstanding common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ivecon Corporation:

We have reviewed the accompanying balance sheet of Ivecon Corporation as of June 30, 2007 and the related statements of operations and cash flows for the six months ended June 30, 2007 and 2006. These financial statements are the responsibility of the company’s management.

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

July 31, 2007

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

Employees

We intend to hire three (3) managers by the end of the fourth quarter of 2007. Our employees will be those individuals that we have named as our key personnel who are currently assisting the company on an unpaid basis.  They are Lawrence D. Larsen, Lance Larsen and Serguei Tevs. With their programming and business experience we believe we will be able to develop an appropriate sales force through their personal and professional contacts.

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

We directly attribute the dramatic increase in our expenses and resulting loss to the additional legal, accounting and other fees related to the costs of filing a registration statement and periodic reports with the Securities and Exchange Commission.

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

Date: August 10, 2007

By:  /s/ Jay D. Solomon

JAY D. SOLOMON,

                                               Chief Executive Officer

                                               Chief Operating Officer