Form 10QSB
period 2007-11-14
IVECON CORP
filed 2007-11-14
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of November 8, 2007 was 1,350,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

IVECON CORPORATION BALANCE SHEET As of September 30, 2007 and 2006 (UNAUDITED)
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	795.05	755.05
Accounts Receivable	1,000.00	0.00
Total Current Assets	1,795.05	755.05
Other Assets:
Organizational Costs	253.00	253.00
Less: Accumulated Amortization	(253.00)	(253.00)
Total Other Assets	0.00	0.00
TOTAL ASSETS	1,795.05	755.05
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	500.00	750.00
Loans from Shareholders	30,040.80	11,840.80
Total Current Liabilities	30,540.80	12,590.80
TOTAL LIABILITIES	30,540.80	12,590.80
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	13.50	13.50
Paid-In-Capital	7,719.50	7,719.50
Retained Earnings	(36,478.75)	(19,568.75)
Total Equity	(28,745.75)	(11,835.75)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,795.05	755.05

                                        See accompanying notes and accountant’s report.

IVECON CORPORATION STATEMENT OF OPERATIONS For the nine months ended September 30, 2007 and 2006 (UNAUDITED)

	2007	2006
Revenues	1,000.00	0.00
Operating Expenses
Audit Fees	950.00	750.00
Bank Service Charges	90.00	80.00
Consultants Fee	150.00	450.00
Dues and Subscriptions	100.00	455.00
Office Supplies	0.00	20.00
Professional Fees	12,430.00	5,000.00
Stock Transfer Agent Fees	1,074.00	450.00
Taxes & Licenses	200.00	618.00
	14,994.00	7,823.00
Income (Loss) From Operations	(13,994.00)	(7,823.00)
Provision For Income Taxes	0.00	0.00
Net Income (Loss)	(13,994.00)	(7,823.00)

Earnings per common share:
Net Income (Loss) per share	(0.01)	(0.01)

                          See accompanying notes and accountant’s report.

IVECON CORPORATION STATEMENT OF CASH FLOWS For the nine months ended September 30, 2007 and 2006 (UNAUDITED)

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(13,994.00)	(7,823.00)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Accounts Receivable	(1,000.00)	0.00
Prepaid Expenses	0.00	89.00
Stock Subscription Receivable	0.00	12.00
Increase (Decrease) in:
Accounts Payable	(1,147.00)	(3,250.00)
	(16,141.00)	(10,972.00)
INVESTING ACTIVITIES:
	0.00	0.00
FINANCING ACTIVITIES:
Shareholder Loans	15,700.00	10,429.00
	15,700.00	10,429.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	(441.00)	(543.00)
BEGINNING CASH	1,236.05	1,298.05
ENDING CASH	795.05	755.05

                                             See accompanying notes and accountant’s report.

Ivecon Corporation

Notes to Financial Statements

September 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated January 1, 2000 in the State of Delaware.  The Company is a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. The Company also provides computer support for designing websites and is located in St. Petersburg, Florida.

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.01) were calculated based on a net income (loss) numerator of ($13,994.00) divided by a denominator of 1,350,000 shares of outstanding common stock.

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ivecon Corporation:

We have reviewed the accompanying balance sheet of Ivecon Corporation as of September 30, 2007 and the related statements of operations and cash flows for the nine months ended September 30, 2007. These financial statements are the responsibility of the company’s management.

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

/s/: Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 8, 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Plan of Operation

General

Since our inception on September 11, 2000 the Company has been in the development of a secure point-to-point instant messaging software.  For the initial three (3) years considerable time was spent on the actual coding of our program.  When the Company ran out of funds it became minimally operational while a strategic plan for funding and operations was being developed. Presently our President, Jay D. Solomon, provides the necessary labor to the company developing the strategic financial and operational plan of operation. He has been developing his financial and business skills since he began practicing as a C.P.A. (over twenty five years) to provide leadership for the company when we have the necessary capital.  The Company has also begun constructing, developing and maintaining websites in order to generate additional revenue while finalizing the instant messaging software and making it available to the public.

Employees

We intend to hire three (3) managers by the end of the second quarter of 2008. Our employees will be those individuals that we have named as our key personnel who are currently assisting the company on an unpaid basis.  They are Lawrence D. Larsen, Lance Larsen and Serguei Tevs. With their programming and business experience we believe we will be able to develop an appropriate sales force through their personal and professional contacts.

We are continuing to research the types of individuals, salary ranges and benefit programs we will need to put in place to attract personnel that can produce results.  Outside of our key employees we believe that we will need to augment our staff with a general accounting person to coordinate accounts payable and receivables as well as our general ledger.  A receptionist/secretary will be hired to handle and distribute incoming inquires for sales and general inquires.

It is our intention to utilize computerization where possible to eliminate the need for a staff person.  This specifically applies to our incoming calls for service of equipment as well as directing non-sales inquiries directly to the person called.

Liquidity and Capital Resources

Our cash increased to $795.05 as of September 30, 2007 compared to $755.05 as of September 30, 2006. This increase is due mostly to the loans to the Company made by one of its shareholders.

The cash used in operating activities during the period ended September 30, 2007 was greater than the cash used during the period ended September 30, 2006 by $5,169.00. Gross profit from sales increased by $1,000.00 compared to the same period in the prior year. Operating expenses increased by $7,171.00 during the same period in large part due to the additional legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note B to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-KSB.

2007 Compared to 2006

Total revenues for 2007 were $1,000 compared to 2006 revenue of $0 for the nine months ended September 30th, respectively.

Our general and administrative expenses for the nine months ended September 30, 2007 increased to $14,994 compared to $7,823 for the nine months ended September 30, 2006.  This increase was related to additional legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

We expect to increase our revenues in future construction, developing and maintenance of websites.

Forward-looking Statement

All statements other than statements of historical fact in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations of the Company’s near term results, based on current information available and pertaining to the Company.  The Company assumes no obligation to update publicly any forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements

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

Commission on April 26, 2006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

3.3

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVECON CORPORATION

Date: November 14, 2007

By:  /s/ Jay D. Solomon

JAY D. SOLOMON,

                                               Chief Executive Officer

                                               Chief Financial Officer