Form 10KSB
IVECON CORP
filed 2008-03-28
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer's telephone number: 727-410-5858

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $1,750.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $0.00 based on the average high ($0.00) and low ($0.00) price as of March 28, 2008, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,350,000 shares of Common Stock as of March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

IVECON CORPORATION

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2007

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Ivecon Corporation for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Ivecon Corporation. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

PART I

Item 1.  Description of Business.

Business Development

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

We are currently establishing a full service source for sales, marketing, promotion, and distribution management for key accounts. Our experience is diversified through the backgrounds of its officers and directors and we believe that the consolidation of this experience will allow us to complete the research and development of our product and begin distribution. In the past two years, the Company has remained minimally active due to the lack of funds. Now that the Company believes that it can raise the necessary capital to increase activity, it has decided to register shares of stock for sale to capitalize the company to become a fully operational company. The ability to offer the software product, service, and expertise will provide "value-added" benefits to world-class users of secure point-to-point instant messaging seeking a better product beyond just the one with the best price.

Our Business

(1) Principal Products or Services and Their Markets

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

(2) Distribution Methods of the Services

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

(3) Status of Any Publicly Announced New Product or Service.

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

(4) Our Competition

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

DISTRIBUTED NETWORKING COMPETITORS

(5) Sources and Availability of Raw Materials

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

(6) Dependence on Limited Customers

Ivecon believes a small number of web retailers will be responsible for the bulk of web sales in the foreseeable future. Ivecon will host a handful (4-8) of qualified eCommerce web retailers, facilitating ease of shopping and transference of encrypted billing information. These eCommerce sites must have a reputable Internet commerce background, and meet a minimum criteria:

1.

Must provide an eCommerce site that is liquid in design to scale to any size window.

2.

Must use Ivecon's public ring secure encryption system.

3.

Must have 24-hour order processing.

4.

Must have 24-hour online chat support.

5.

Free 2-day delivery on orders over $50 encouraged.

6.

Must have next day delivery available.

7.

Consistent return policy between stores.

8.

Encourage commerce stores to make new products available on the Ivecon system either exclusively or earlier than on their corresponding website.

9.

Desired commerce types (one of each):

a.

Grocery retailer - Web Van, Kozmo, Publix

b.

Household products - Target, Walmart

c.

Clothing - Old Navy, Gap, Banana Republic

d.

Food delivery - Pizza Hut, Papa John's

e.

Office - Staples, Office Depot

f.

General - Amazon, Buy.com

g.

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

(7)  Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

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

1.

these agreements will not be breached;

2.

we would have adequate remedies for any breach; or

3.

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8)  Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval.

(9)  Government Regulation

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

(10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development of our product. We have, however, spent minimal monies on Internet research and development.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to any federal, state or local environmental laws.  Due to the nature of our product we do not foresee any potential regulations that will impact our operations.

(12)  Our Employees

As of September 30, 2006, we had three part time employees.  As our President, Mr. Jay Solomon currently provides his time as an employee, paid on an irregular basis. Mr. Solomon currently provides the strategic direction and the necessary labor to support the operation. Our other key employees Lawrence D. Larsen, Lance Larsen and Serguei Tevs provide their time on an as needed, unpaid basis.  Mr. Solomon is not receiving pay or other stock benefits for his performance. We have no consulting contracts with anyone to provide services to the company.

Item 2.  Description of Property.

None

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the symbol IVEO.OB.  There has never been any volume or trading in our stock.

Recent Sales of the Company’s Unregistered Securities.

Set forth below is information regarding the issuance and sales of Ivecon Corporation's common stock without registration during the last three years. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.  The following securities of Ivecon Corporation were issued within the past three (3) years and were not registered under the Securities Act of 1933:

On May 28, 2004 the Board of Directors authorized the sale of up to (100) additional shares of stock. The following individuals were issued shares from the authorized capital stock for additional paid-in-capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family and personal business acquaintances of the President, Jay D. Solomon. Each individual had specific knowledge of the Company’s operation that was given to them personally by the President, Jay D. Solomon. Each individual is considered educated and informed concerning small investments, such as the $3.00 investment in our company. The following shares were issued on June 1, 2004. Upon receipt of the executed subscription agreements the sale of any additional shares was closed by the Board of Directors.

Name of Stockholder	Shares Received	Consideration
Carol E. King	10	$3.00 Check
Jordan M. King	10	$3.00 Check
Julie A. King	10	$3.00 Check
Steven M. Solomon	10	$3.00 Check
Tina L. Evancho	10	$3.00 Check
Carrie Rodriquez	10	$3.00 Check
John A. Ziegler	10	$3.00 Check
Lois B. Ziegler	10	$3.00 Check
Randy Burke	10	$3.00 Check
Angela Burke	10	$3.00 Check
Joann M. Boylan	10	$3.00 Check
Wayne E. Larsen	10	$3.00 Check
Lance Larsen	10	$3.00 Check
Leann Larsen	10	$3.00 Check
Anna Prosenik	10	$3.00 Check
Scott L. Williams	10	$3.00 Check
Anastasiya Gerasimova	10	$3.00 Check
Christine Uhls	10	$3.00 Check
Paul D. & Cynthia E. Deck	10	$3.00 Check
Jeff A. Saffan	10	$3.00 Check
Julie A. Saffan	10	$3.00 Check
William J. & Cary P. Waulk	10	$3.00 Check
Daniel E. Mako	10	$3.00 Check
Betty Ann Mako	10	$3.00 Check
John D. Mako	10	$3.00 Check
Wendy Ann Mako	10	$3.00 Check
William Boyde	10	$3.00 Check
Rick W. Boylan	10	$3.00 Check

William R. Lane	10	$3.00 Check
Melissa Hamma	10	$3.00 Check
Christina S. Ziegler	10	$3.00 Check
John J. Ziegler	10	$3.00 Check
Meghan Martin	10	$3.00 Check
Mauricio D’Leon	10	$3.00 Check
Dickson L. Keast	10	$3.00 Check

Holders of Common Stock

As of February 11, 2008 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 37.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2008 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

                      Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	None	Not Applicable	-0-
Total	-0-	-0-	-0-

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Our cash increased to $1,392.55 as of December 31, 2007 compared to $1,236.05 as of December 31, 2006. This increase is due mostly to the loans to the Company made by one of its shareholders.

The cash used in operating activities during the period ended December 31, 2007 was greater than the cash used during the period ended December 31, 2006 by $4,052.50. Gross profit from sales increased by $1,750.00 compared to the same period in the prior year. Operating expenses increased by $10,007.50 during the same period in large part due to the additional legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

2007 Compared to 2006

Total revenues for 2007 were $1,750 compared to 2006 revenue of $0.00, respectively.

Our general and administrative expenses for 2007 increased to $20,746 compared to $10,739 for 2006.  This increase was related to additional legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

We expect to increase our revenues in future construction, developing and maintenance of websites.

Item 7.  Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures.

Item 8A(T). Controls and Procedures.

(a)   Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the fourth calendar quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.  Other Information.

None.

PART III.

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

Table 3.0 Directors and Executive Officers

Name	Age	Position
Jay D. Solomon	51	President, Chairman of the Board of Directors (1)
John A. Ziegler	57	Treasurer/Director (2)
Maurcio D'Leon	32	Secretary/Director (3)
Wayne E. Larsen	41	Director (4)
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

Background of Executive Officers and Directors

 - Jay D. Solomon has served as our President/Chairman of the Board of Directors since January 1, 2004. Mr. Solomon holds a B.A. degree from University of South Florida in Accounting. He sat and passed all four (4) parts of C.P.A. Exam in 1986. His current Memberships/Affiliations include the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Since 09/93 when he became a partner in Godels & Solomon, L.C., C.P.A.’s he has continued as a managing partner in Godels Solomon Barber & Company, LLC ("GSBC") as well as developed the strategic and operational plan for Ivecon.  His focus is "Traditional" (audit, accounting, estate & tax) and "nontraditional" (forecasts, projections, start-up’s, obtaining business financing, cash flow management services) services.  His emphasis is on clients in the healthcare industry, dental industry, and resident owned mobile home park cooperatives for which he provides audit and ancillary services. However, he also provides these services, intermittently to clients in real estate, franchised fast food restaurants, marketing/distribution, automotive industry, retail, and a variety of other professional service businesses (law, architecture, mortuary services, etc.).  Mr. Solomon was the Treasurer and a Director of MCG Diversified, Inc. a reporting company with the S.E.C.  He began his positions at MCG in January 2001 and resigned on June 7, 2004.  Mr.

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

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our President Jay D. Solomon for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Solomon as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Solomon has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Solomon has gained this expertise through his formal education and experience as our President for four (4) years and as a certified public accountant with over twenty (20) years experience. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year except that our officers and directors have not yet filed their respective Forms 3.  The Company expects that such individuals will have the Forms 3 filed within the next several days and certainly before any trading of the Company’s stock occurs.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 10. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2007 and 2006, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2007 and 2006, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 4.0 Summary Compensation

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Jay D. Solomon (1), President, Chairman of the Board of Directors	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John A. Ziegler (2), Treasurer/Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mauricio D'Leon (3), Secretary/Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lance Larsen (4) Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 30, 2008, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Table 5.0 Beneficial Ownership

		Amount and Nature of Beneficial Ownership		Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Jay D. Solomon (1) 3593 23rd Avenue North, St. Petersburg, FL 33713	1,000,000	1,000,000	74.07%	74.07%
Common Stock	John A. Ziegler 4626 5th Street South, St. Petersburg, FL 33705	10,000	10,000	0.74%	0.74%
Common Stock	Mauricio D'Leon 12326 Montara Dr., Largo, FL 33773	10,000	10,000	0.74%	0.74%
Common Stock	Lance Larsen 2706 34th Street,

Des Moines, IA 50310	10,000	10,000	0.74%	0.74%	Common Stock
All Executive Officers and Directors as a Group (1)	1,030,000	1,030,000	76.29%	76.29%

(1) The percentages are based on an Offering total of 1,350,000 shares of common stock issued and outstanding as of the date of this prospectus and assumes no sale of the 1,350,000 shares of our selling security holders' shares.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

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

Commission on April 26, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $6,450.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  "Audit Fees" was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $ 0.

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

                                              IVECON CORPORATION

Date: March 28, 2008

By:  /s/ JAY D. SOLOMON

                                                JAY D. SOLOMON

                                                Chief Executive Officer

                                                Chief Financial Officer

Chairman of the Board of Directors

Date: March 28, 2008

By:  /s/ JOHN A. ZIEGLER

JOHN A. ZIEGLER

Treasurer

Director

Date: March 28, 2008

By:  /s/ MAURICIO D’LEON

MAURICIO D’LEON

Secretary

Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2007 and 2006	F-2

Consolidated Income Statements for the periods ending
December 31, 2007 and 2006	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006 and 2007	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2007 and 2006	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Ivecon Corporation

We have audited the accompanying balance sheets of Ivecon Corporation as of December 31, 2007 and 2006 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivecon Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 25, 2008

IVECON CORPORATION Balance Sheet As of December 31, 2007 and December 31, 2006
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	1,392.55	1,236.05
Total Current Assets	1,392.55	1,236.05
Other Assets:
Organizational Costs	253.00	253.00
Less: Accumulated Amortization	(253.00)	(253.00)
Total Other Assets	0.00	0.00
TOTAL ASSETS	1,392.55	1,236.05
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,600.00	1,647.00
Loans from Shareholders	31,540.80	14,340.80
Total Current Liabilities	35,140.80	15,987.80
TOTAL LIABILITIES	35,140.80	15,987.80
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	13.50	13.50
Paid-In-Capital	7,719.50	7,719.50
Retained Earnings	(41,481.25)	(22,484.75)
Total Equity	(33,748.25)	(14,751.75)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,392.55	1,236.05

See accompanying notes and accountant’s report.

IVECON CORPORATION Income Statement For the Years Ended December 31, 2007 and December 31, 2006
	2007	2006
Revenues	1,750.00	0.00
Total Revenues	1,750.00	0.00
Operating Expenses
Audit Fees	4,450.00	2,000.00
Bank Service Charges	120.00	110.00
Consultants Fee	262.50	600.00
Dues and Subscriptions	100.00	455.00
Office Supplies	0.00	20.00
Professional Fees	14,140.00	5,000.00
Stock Transfer Agent Fees	1,474.00	1,847.00
Taxes and Licenses	200.00	707.00
Total Operating Expenses	20,746.50	10,739.00

Income (Loss) From Operations	(18,996.50)	(10,739.00)
Provision for Income Taxes	0.00	0.00

Net Income (Loss)	(18,996.50)	(10,739.00)

Earnings per common share:
Net Income (Loss) per share	(0.01)	(0.01)

See accompanying notes and accountant’s report.

IVECON CORPORATION Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2006 and December 31, 2007
	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	1,350,000	$13.50	$7,719.50	(11,745.75)	-$4,012.75

Net Income (Loss)				(10,739.00)	(10,739.00)

Balances at December 31, 2006	1,350,000	$13.50	$7,719.50	($22,484.75)	($14,751.75)

Balances at January 1, 2007	1,350,000	$13.50	$7,719.50	(22,484.75)	-$14,751.75

Net Income (Loss)				(18,996.50)	(18,996.50)

Balances at December 31, 2007	1,350,000	$13.50	$7,719.50	($41,481.25)	($33,748.25)

See accompanying notes and accountant’s report.

IVECON CORPORATION Statement of Cash Flow For the Years Ended December 31, 2007 and December 31, 2006
	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(18,996.50)	(10,739.00)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Prepaid Expenses/Deposits	0.00	89.00
Stock Subscription Receivable	0.00	12.00
Increase (Decrease) in:
Accounts Payable	1,953.00	(2,353.00)
	(17,043.50)	(12,991.00)
INVESTING ACTIVITIES:
	0.00	0.00
FINANCING ACTIVITIES:
Shareholder Loans	17,200.00	12,929.00
	17,200.00	12,929.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	156.50	(62.00)
BEGINNING CASH	1,236.05	1,298.05
ENDING CASH	1,392.55	1,236.05

See accompanying notes and accountant’s report.

IVECON CORPORATION

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.01) for 2007 and 2006 were calculated based on a net income (loss) numerator of ($18,996.50) and ($10,739.00) divided by a denominator of 1,350,000 shares of outstanding common for 2007 and 2006 respectively.

NOTE D –  STOCK SPLIT

On April 20, 2006, the corporation filed a certificate of amendment with the State of Delaware changing the number of authorized shares to 50,000,000 shares. On April 20, 2006, the corporation held a special meeting of the Board of Directors that authorized the execution of a 1,000:1 forward stock split on all shares issued and outstanding at that time.

NOTE E – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2007. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.