Form 10QSB
period 2008-03-31
IVECON CORP
filed 2008-05-12
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 12, 2008 was 1,350,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

IVECON CORPORATION Consolidated Balance Sheets As of March 31, 2008 and March 31, 2007 (Unaudited)
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,063	$109
Accounts Receivable	700	0
Total Current Assets	5763	109
Other Assets:
Organizational Costs	253	253
Less: Accumulated Amortization	-253	-253
Total Other Assets	0	0
TOTAL ASSETS	5763	109
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3600	350
Loans from Shareholders	35739	17741
Total Current Liabilities	39339	18091
TOTAL LIABILITIES	39339	18091
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	14	14
Paid-In-Capital	7720	7720
Retained Earnings	-41309	-25715
Total Equity	-33576	-17982
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,763	$109

See accompanying notes and accountant’s report.

IVECON CORPORATION Consolidated Statements of Operations For the three months ended March 31, 2008 and March 31, 2007 (Unaudited)

	March 31, 2008	March 31, 2007
Revenues	$700	$0
Operating Expenses
Audit Fees	0	250
Bank Service Charges	30	30
Professional Fees	0	2,500
Stock Transfer Agent Fees	300	300
Taxes & Licenses	198	150
	528	3,230
Income (Loss) From Operations	172	(3,230)
Provision For Income Taxes	0	0
Net Income (Loss)	$172	($3,230)

Earnings per common share:
Net Income (Loss) per share	0	(0)

See accompanying notes and accountant’s report.

IVECON CORPORATION Consolidated Statements of Cash Flow For the three months ended March 31, 2008 and March 31, 2007 (Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net Income (Loss)	$172	($3,230)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Accounts Receivable	(700)	0
Prepaid Expenses	0	0
Stock Subscription Receivable	0	0
Increase (Decrease) in:
Accounts Payable	0	(1,297)
	(528)	(4,527)
INVESTING ACTIVITIES:
	0	0
FINANCING ACTIVITIES:
Shareholder Loans	4,198	3,400
	4,198	3,400
NET CASH INCREASE (DECREASE) FOR THE PERIOD	3,670	(1,127)
BEGINNING CASH JANUARY 1	1,393	1,236
ENDING CASH MARCH 31	$5,063	$109

See accompanying notes and accountant’s report.

IVECON CORPORATION

Notes to Financial Statements

March 31, 2008 and March 31, 2007

(Unaudited)

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. The provision for income taxes is $0.00 as a result of previous net operating losses that will offset the net income of the Company.

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of $.00 for the period ended March 31, 2008 and ($.00) for the period ended March 31, 2007 were calculated based on a net income (loss) numerator of $172.00 and ($3,230.00) for the respective periods divided by a denominator of 1,350,000 shares of outstanding common stock.

NOTE D – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ivecon Corporation:

We have reviewed the accompanying balance sheets of Ivecon Corporation as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the three months periods then ended. These financial statements are the responsibility of the company’s management.

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

May 9, 2008

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

Liquidity and Capital Resources

Our cash increased to $5,062.55 as of March 31, 2008 compared to $109.05 as of March 31, 2007. This increase is due mostly to the loans to the Company made by one of its shareholders.

The cash used in operating activities during the period ended March 31, 2008 was less than the cash used during the period ended March 31, 2007 by $3,999.00. Gross profit from sales increased by $700.00 compared to the same period in the prior year. Operating expenses decreased by $2,702.00 during the same period in large part due to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

2008 Compared to 2007

Total revenues for the first quarter of 2008 were $700.00 compared to 2007 revenue for the same period of $0.00, respectively.

Our general and administrative expenses for 2008 decreased to $528.00 compared to $3,230.00 for 2007.  This decrease was related to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

We expect to increase our revenues in future construction, developing and maintenance of websites.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-QSB of Ivecon Corporation for the period ended March 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Ivecon Corporation. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Item 3.  Controls and Procedures.

Item 3A(T).  Controls and Procedures.

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

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: May 12, 2007

By:  /s/ Jay D. Solomon

JAY D. SOLOMON,

                                               Chief Executive Officer

                                               Chief Financial Officer

2