Form 10-Q
period 2008-06-30
IVECON CORP
filed 2008-08-07
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (__)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 7, 2008 was 1,350,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IVECON Corporation:

We have reviewed the accompanying balance sheet of IVECON Corporation as of June 30, 2008 and the related statements of operations and cash flows for the three-month and six-month periods ended June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

July 29, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

IVECON CORPORATION Balance Sheet As of,

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	2,428	1,393
Total Current Assets	2,428	1,393
Other Assets:
Organizational Costs	253	253
Less: Accumulated Amortization	(253)	(253)
Total Other Assets	0	0
TOTAL ASSETS	2,428	1,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	600	3,600
Loans from Shareholders	38,239	31,541
Total Current Liabilities	38,839	35,141
TOTAL LIABILITIES	38,839	35,141
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	135	135
Paid-In-Capital	7,598	7,598
Accumulated Deficit	(44,144)	(41,481)
Total Equity	(36,411)	(33,748)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,428	1,393

See accompanying notes and accountant’s report.

Link to Table of Contents

IVECON CORPORATION Statement of Operations For the,

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	1,000	0	1,700	0
Operating Expenses
Audit Fees	0	350	0	600
Bank Service Charges	30	30	60	60
Consultants Fee	255	0	255	0
Dues and Subscriptions	100	100	100	100
Professional Fees	3,000	1,800	3,000	4,300
Stock Transfer Agent Fees	300	450	600	750
Taxes & Licenses	150	50	348	200
	3,835	2,780	4,363	6,010
Income (Loss) From Operations	(2,835)	(2,780)	(2,663)	(6,010)
Provision For Income Taxes	0	0	0	0
Net Income (Loss)	(2,835)	(2,780)	(2,663)	(6,010)

Earnings per common share:
Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares	1,350,000	1,350,000	1,350,000	1,350,000

See accompanying notes and accountant’s report.

Link to Table of Contents

IVECON CORPORATION Statement of Cash Flow For the six months ended,

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Income (Loss)	(2,663)	(6,010)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Accounts Receivable	0	0
Increase (Decrease) in:
Accounts Payable	(3,000)	(1,297)
	(5,663)	(7,307)
INVESTING ACTIVITIES:
	0	0
FINANCING ACTIVITIES:
Shareholder Loans	6,698	7,200
	6,698	7,200
NET CASH INCREASE (DECREASE) FOR THE YEAR	1,035	(107)
BEGINNING CASH	1,393	1,236
ENDING CASH	2,428	1,129

See accompanying notes and accountant’s report.

Link to Table of Contents

IVECON CORPORATION

Notes to Financial Statements (Unaudited)

June 30, 2008

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and June 30, 2007; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2008 and June 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2008 presentation. Such reclassification includes allocation between common stock and additional paid in capital.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Link to Table of Contents

IVECON CORPORATION

Notes to Financial Statements (Unaudited)

June 30, 2008

(continued)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) for the period ended June 30, 2008 and ($.00) for the period ended June 30, 2007 were calculated based on a net income (loss) numerator of ($2,663.) and ($6,010.) for the respective periods divided by a denominator of 1,350,000 shares of outstanding common stock.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

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

Employees

We intend to hire three (3) managers within one month of receiving additional funding. Our employees will be those individuals that we have named as our key personnel who are currently assisting the company on an unpaid basis.  They are Lawrence D. Larsen, Lance Larsen and Serguei Tevs. With their programming and business experience we believe we will be able to develop an appropriate sales force through their personal and professional contacts.

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

Liquidity and Capital Resources

Our cash increased to $2,428 as of June 30, 2008 compared to $1,129 as of June 30, 2007. This increase is due mostly to the loans to the Company made by one of its shareholders and also as a result of an increase in revenue.

The cash used in operating activities during the period ended June 30, 2008 was less than the cash used during the period ended June 30, 2007 by $1,644. Gross profit from sales increased by $1,700.00

Link to Table of Contents

compared to the same period in the prior year. Operating expenses decreased by $1,647 during the same period in large part due to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

Link to Table of Contents

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

2008 Compared to 2007

Total revenues for the second quarter of 2008 were $1,700 compared to 2007 revenue for the same period of $0.00, respectively.

Our general and administrative expenses for 2008 decreased to $4,363 compared to $6,010 for 2007.  This decrease was related to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

We expect to increase our revenues in future construction, developing and maintenance of websites.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Ivecon Corporation for the period ended June 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Link to Table of Contents

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

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

In the fourth quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange

Link to Table of Contents

Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This report on internal controls over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Link to Table of Contents

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

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

Link to Table of Contents

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

Date: August 6, 2008

By:  /s/ Jay D. Solomon

JAY D. SOLOMON,

                                               Chief Executive Officer

                                               Chief Financial Officer