Form 10-Q
period 2008-09-30
IVECON CORP
filed 2008-11-12
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Smaller reporting company (x)

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

To the Board of Directors and
Stockholders of IVECON Corporation:

We have reviewed the accompanying balance sheet of IVECON Corporation as of September 30, 2008 and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 6, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

IVECON CORPORATION Balance Sheet As of September 30, 2008

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	1,868	1,393
Total Current Assets	1,868	1,393
Other Assets:
Organizational Costs	253	253
Less: Accumulated Amortization	(253)	(253)
Total Other Assets	0	0
TOTAL ASSETS	1,868	1,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	600	3,600
Loans from Shareholders	39,239	31,541
Total Current Liabilities	39,839	35,141
TOTAL LIABILITIES	39,839	35,141
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	135	135
Paid-In-Capital	7,598	7,598
Accumulated Deficit	(45,704)	(41,481)
Total Equity	(37,971)	(33,748)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,868	1,393

See accompanying notes and accountant’s report.

Link to Table of Contents

IVECON CORPORATION Statement of Operations For the nine months ended September 30, 2008

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	750	1,000	2,450	1,000
Operating Expenses
Audit Fees	500	350	500	950
Bank Service Charges	10	30	70	90
Consultants Fee	0	150	255	150
Dues and Subscriptions	0	0	100	100
Professional Fees	1,500	8,130	4,500	12,430
Stock Transfer Agent Fees	300	324	900	1,074
Taxes & Licenses	0	0	348	200
Total Operating Expenses	2,310	8,984	6,673	14,994
Income (Loss) From Operations	(1,560)	(7,984)	(4,223)	(13,994)
Provision For Income Taxes	0	0	0	0
Net Income (Loss)	(1,560)	(7,984)	(4,223)	(13,994)

Earnings per common share:
Net Income (Loss) per share	(0.00)	(0.01)	(0.00)	(0.01)

Weighted Average Shares	1,350,000	1,350,000	1,350,000	1,350,000

See accompanying notes and accountant’s report.

Link to Table of Contents

IVECON CORPORATION Statement of Cash Flow For the nine months ended September 30, 2008

	9 months ended	9 months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Income (Loss)	(4,223)	(13,994)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Accounts Receivable	0	(1,000)
Increase (Decrease) in:
Accounts Payable	(3,000)	(1,147)
Total Operating Activities	(7,223)	(16,141)
INVESTING ACTIVITIES:
	0	0
FINANCING ACTIVITIES:
Shareholder Loans	7,698	15,700
Total Financing Activities	7,698	15,700
NET CASH INCREASE (DECREASE) FOR THE YEAR	475	(441)
BEGINNING CASH	1,393	1,236
ENDING CASH	1,868	795

See accompanying notes and accountant’s report.

Link to Table of Contents

IVECON CORPORATION

Notes to Financial Statements

(Unaudited)

September 30, 2008

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007; (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008 and September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) for the period ended September 30, 2008 and ($.01) for the period ended September 30, 2007 were calculated based on a net income (loss) numerator of ($4,223.) and ($13,994.) for the respective periods divided by a denominator of 1,350,000 shares of outstanding common stock.

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

Liquidity and Capital Resources

Our cash increased to $1,868 as of September 30, 2008 compared to $795 as of September 30, 2007. This increase is due mostly to the loans to the Company made by one of its shareholders and also as a result of an increase in revenue.

The cash used in operating activities during the period ended September 30, 2008 was less than the cash used during the period ended September 30, 2007 by $8,918 Gross profit from sales increased by

Link to Table of Contents

$1,450 compared to the same period in the prior year. Operating expenses decreased by $9,771 during the same period in large part due to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

2008 Compared to 2007

Total revenues through the third quarter of 2008 were $2,450 compared to 2007 revenue for the same period of $1,000, respectively.

Our general and administrative expenses for 2008 decreased to $4,223 compared to $13,994 for 2007.  This decrease was related to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

We expect to increase our revenues in future construction, developing and maintenance of websites.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Ivecon Corporation for the period ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

In the as of September 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the

Link to Table of Contents

review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Link to Table of Contents

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

Date: November 10, 2008

By:  /s/ Jay D. Solomon

JAY D. SOLOMON,

                                               Chief Executive Officer

                                               Chief Financial Officer