Form 10-K
period 2008-12-31
IVECON CORP
filed 2009-04-09
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 000-52258

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

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )  No (x)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes (x) No (  )

Indicate by check mark Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (x) No (_).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of

Link to Table of Contents

this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (  )  No (x).

Indicate by check mark if disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-K is not contained  herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter:  $0.00 based on the average high ($0.00) and low ($0.00) price as of December 31, 2008, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,350,000 shares of Common Stock as of March 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

Link to Table of Contents

IVECON CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

Link to Table of Contents

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Ivecon Corporation for the year ended December 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Link to Table of Contents

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

None

Item 3.  Legal Proceedings.

None

Link to Table of Contents

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the symbol IVEO.OB.  There has never been any volume or trading in our stock.

Recent Sales of the Company’s Unregistered Securities.

None

Holders of Common Stock

As of March 26, 2009 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 36.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2009 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Securities Authorized For Issuance Under Equity Compensation Plans

Not Applicable.

Item 6. Selected Financial Data

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Link to Table of Contents

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

Liquidity and Capital Resources

Our cash increased to $2,038 as of December 31, 2008 compared to $1,393 as of December 31, 2007. This increase is due mostly to the loans to the Company made by one of its shareholders and also as a result of an increase in revenue.

The cash used in operating activities during the period ended December 31, 2008 was less than the cash used during the period ended December 31, 2007 by $7,862. Gross profit from sales increased by $1,700 compared to the same period in the prior year. Operating expenses decreased by $9,744 during the same period in large part due to decreased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

Link to Table of Contents

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

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note B to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-K.

2008 Compared to 2007

Total revenues as of December 31, 2008 were $3,450 compared to 2007 revenue for the same period of $1,750, respectively.

Our general and administrative expenses for 2008 decreased to $11,003 compared to $20,747 for 2007.  This decrease was related to decreased legal, accounting and other fees related to the costs of periodic reporting to the Securities and Exchange Commission.

We expect to increase our revenues in future construction, developing and maintenance of websites.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Link to Table of Contents

Item 9A(T). Controls and Procedures.

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

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers, Promoters and Control Persons;

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

Link to Table of Contents

Table 3.0 Directors and Executive Officers

Name	Age	Position
Jay D. Solomon	52	President, Chairman of the Board of Directors (1)
John A. Ziegler	58	Treasurer/Director (2)
Maurcio D'Leon	33	Secretary/Director (3)
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

Link to Table of Contents

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2008 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year except that our officers and directors have not all yet filed their respective Forms 3.  The Company expects that such individuals will have the Forms 3 filed within the next several days and certainly before any trading of the Company’s stock occurs.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2008 and 2007, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 and 2007, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 4.0 Summary Compensation

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Jay D. Solomon (1), President, Chairman of the Board of Directors	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John A. Ziegler (2), Treasurer/Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mauricio D'Leon (3), Secretary/Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Link to Table of Contents

Additional Compensation of Directors

 All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Jay D. Solomon, John A. Ziegler and Mauricio D'Leon. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no written employment agreements with any of our Directors or Officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors or an affiliated company.

Item 14. Principal Accountant Fees and Services

Link to Table of Contents

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,000.

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

Item 15.  Exhibits.

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

Link to Table of Contents

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

Commission on April 26, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IVECON CORPORATION

Date: April 7, 2009            By:  /s/ JOSEPH ABDO   _

                                           JOSEPH ABDO

                                           Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 7, 2009            By:  /s/ JOSEPH ABDO

                                           JOSEPH ABDO

                                           Chief Executive Officer

                                           Chief Financial Officer

Chairman of the Board of Directors

Link to Table of Contents

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2008 and 2007	F-2

Consolidated Income Statements for the periods ending
December 31, 2008 and 2007	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007 and 2008	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2008 and 2007	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Ivecon Corporation:

We have audited the accompanying balance sheets of Ivecon Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivecon Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

March 24, 2009

Ivecon Corporation Balance Sheet As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	2,038	1,393
Accounts Receivable	500	0
Prepaid Expenses	129	0
Total Current Assets	2,667	1,393
Other Assets:
Organizational Costs	253	253
Less: Accumulated Amortization	(253)	(253)
Total Other Assets	0	0
TOTAL ASSETS	2,667	1,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	2,600	3,600
Loans from Shareholders	0	31,541
Total Current Liabilities	2,600	35,141
TOTAL LIABILITIES	2,600	35,141
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	135	135
Paid-In-Capital	48,966	7,598
Retained Earnings	(49,034)	(41,481)
Total Equity	67	(33,748)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,667	1,393

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation Statement of Operations For The Years Ended December 31, 2008 and 2007

	2008	2007
Revenues	3,450	1,750
	3,450	1,750
Operating Expenses:
Audit Fees	3,000	4,450
Bank Service Charges	100	120
Consultants Fee	255	263
Dues and Subscriptions	100	100
Professional Fees	6,000	14,140
Stock Transfer Agent Fees	1,200	1,474
Taxes and Licenses	348	200
	11,003	20,747

Income (Loss) From Operations	-7,553	-18,997
Provision for Income Taxes	0	0

Net Income (Loss)	-7,553	-18,997

Earnings per common share:
Net Income (Loss) per weighted average, basic and diluted of 1,350,000 shares	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation Statement of Changes in Stockholder’s Equity For The Years Ended December 31, 2008 and 2007

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,350,000	135	7,598	(22,485)	(14,752)

Net Income (Loss)				(18,996)	(18,996)

Balances at December 31, 2007	1,350,000	135	7,598	(41,481)	(33,748)

Conversion of Stockholders Loans to Paid-in-Capital			41,368		41,368

Net Income (Loss)				(7,553)	(7,553)

Balances at December 31, 2008	1,350,000	135	48,966	(49,034)	67

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation Statement of Cash Flows For The Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net Income (Loss)	(7,553)	(18,997)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Accounts Receivable	(500)	0
Prepaid Expenses/Deposits	(129)	0
Increase (Decrease) in:
Accounts Payable	(1,000)	1,953
	(9,182)	(17,044)
INVESTING ACTIVITIES:
	0	0
FINANCING ACTIVITIES:
Shareholder Loans	9,827	17,200
	9,827	17,200
NET CASH INCREASE (DECREASE) FOR THE YEAR	645	157
BEGINNING CASH	1,393	1,236
ENDING CASH	2,038	1,393

       Noncash Investing & Financing Activities:

         Paid-in-Capital                                                                                                                     41,368

         Loans from Shareholders                                                                                                  (41,368)

The accompanying notes are an integral part of these financial statements.

Ivecon Corporation

Notes to Financial Statements

December 31, 2008 and 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated January 1, 2000 in the State of Delaware.  The Company is a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system and is located in St. Petersburg, Florida.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2008 and December 31, 2007 ; (b) the financial position at December 31, 2008 and December 31, 2007, and (c) cash flows for the years ended December 31, 2008 and December 31, 2007, have been made.

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.01) and ($.01) for the years ended December 31, 2008 and 2007 were calculated based on a net income (loss) numerators of ($7,553.) and (S18,997.) divided by a denominator of 1,350,000 shares of outstanding common for each year.

Ivecon Corporation

Notes to Financial Statements

December 31, 2008 and 2007

NOTE D – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008 and 2007. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

NOTE E – SUBSEQUENT EVENT

On March 5, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont Partners LLC acquired one million (1,000,000) restricted common stock shares of the Company for $157,500.   Following the transaction, Belmont Partners, LLC controls 74.07% of the Company’s outstanding capital stock.  On March 5, 2009, a meeting of the Board of Directors of the Company was held and Jay Solomon resigned as Director and Chief Executive Officer of the Company and Joseph J. Meuse was appointed as the sole Director and President of the Company.  This was approved by a majority of the shareholders by written consent in lieu of special meeting.

Also on March 5, 2009, Joseph Abdo acquired from Belmont Partners LLC a control block of stock in the Company consisting of one million (1,000,000) restricted common stock shares of the company for $250,000.  On March 5, 2009, Joseph Abdo was appointed to the Board of Directors of the Company.  On March 12, 2009, Joseph J. Meuse resigned his position as Director and President of the Company.  A meeting of the Board of Directors of the Company took place whereby the Board’s approval of this resignation was given by written consent.