Form 10-Q
period 2009-03-31
Proper Power & Energy, Inc.
filed 2009-05-20
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-52258

PROPER POWER AND ENERGY, INC.

(Name of small business issuer in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

59-3681572

(I.R.S. Employer Identification No.)

405 South Dale Mabry Highway #360, Tampa, Florida 33609

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (904) 371-2445

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 20, 2009 was 1,350,000.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

PROPER POWER AND ENERGY, INC. formerly known as Ivecon Corporation Balance Sheet As of

	March 31, 2009 (Unaudited)	Dec. 31, 2008 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,038	2,038
Accounts Receivable	500	500
Prepaid Expenses	129	129
Total Current Assets	2667	2667
Other Assets:
Organizational Costs	253	253
Less: Accumulated Amortization	(253)	(253)
Total Other Assets	0	0
TOTAL ASSETS	2667	2667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	2,600	2,600
Loans from Shareholders	0	0
Total Current Liabilities	2600	2600
TOTAL LIABILITIES	2600	2600
Stockholders' Equity:
Common Stock, $.0001 par value, 50,000,000 shares
authorized, 1,350,000 shares issued and outstanding	135	135
Paid-In-Capital	48,966	48,966
Retained Earnings	(49,034)	(49,034)
Total Equity	67	67
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2667	$2667

See accompanying notes and accountant’s report.

Link to Table of Contents

PROPER POWER AND ENERGY, INC. formerly known as Ivecon Corporation Statement of Operations For the three months ended (Unaudited)

	March 31, 2009	March 31, 2008
Revenues	$0	$700
Operating Expenses
Audit Fees	0	250
Bank Service Charges	0	30
Professional Fees	0	2,500
Stock Transfer Agent Fees	0	300
Taxes & Licenses	0	150
	0	3,230
Income (Loss) From Operations	0	(3,230)
Provision For Income Taxes	0	0
Net Income (Loss)	$0	($3,230)

Earnings per common share:
Net Income (Loss) per share	0	(0)

Weighted Average Shares Basic and Diluted	1,350,000	1,350,000

See accompanying notes and accountant’s report.

Link to Table of Contents

PROPER POWER AND ENERGY, INC. formerly known as Ivecon Corporation Statement of Cash Flow For the three months ended (Unaudited)

	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES:
Net Income (Loss)	$0	$172
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
(Increase) Decrease in:
Cash and Cash Equivalents	0
Accounts Receivable	0	(700)
Prepaid Expenses	0	0
Stock Subscription Receivable	0	0
Increase (Decrease) in:
Accounts Payable	0	0
	0	(528)
INVESTING ACTIVITIES:
	0	0
FINANCING ACTIVITIES:
Shareholder Loans	0	4,198
	0	4,198
NET CASH INCREASE (DECREASE) FOR THE PERIOD	0	3,670
BEGINNING CASH JANUARY 1	2,038	1,393
ENDING CASH MARCH 31	$2,038	$5,063

See accompanying notes and accountant’s report.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

formerly known as

Ivecon Corporation

Notes to Financial Statements

March 31, 2009 and March 31, 2008

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated January 1, 2000 in the State of Delaware.  The Company is a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. The Company also provides computer support for designing websites and is located in St. Petersburg, Florida.  During the first quarter ended March 31, 2009, the Company had a change in control.  See Note E.

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

NOTE C –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of $.00 for the period ended March 31, 2009 and ($.00) for the period ended March 31, 2008 were calculated based on a net income (loss) numerator of $0.00 and ($3,230.00) for the respective periods divided by a denominator of 1,350,000 shares of outstanding common stock.

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

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

formerly known as

Ivecon Corporation

Notes to Financial Statements

March 31, 2009 and March 31, 2008

(Unaudited)

NOTE E – CHANGE OF CONTROL

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

NOTE F – SUBSEQUENT EVENT

In May of 2009, the company changed its name to Proper Power & Energy, Inc. and announced a fifty for one forward stock split to all of the shareholders.  Each shareholder received forty nine additional shares for every share they owned.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

Since our inception on September 11, 2000 the Company has been in the development of a secure point-to-point instant messaging software.  For the initial three (3) years considerable time was spent on the actual coding of our program. When the Company ran out of funds it became minimally operational while a strategic plan for funding and operations was being developed. Our former president, Jay D. Solomon, provided the necessary labor to the company developing the strategic financial and operational plan of operation. He developed his financial and business skills since he began practicing as a C.P.A. (over twenty five years) to provide leadership for the company.  In early March, 2009, Mr. Solomon transferred control of the Company to Mr. Joseph Muese of Belmont Partners. Mr. Muese then transferred control of the Company to Mr. Joseph E. Abdo, our current President, Chief Executive Officer and Chairman of the Board of Directors.

Employees

The Company currently has no full time employees.  We are continuing to research the types of individuals, salary ranges and benefit programs we will need to put in place to attract personnel that can produce results. Outside of our part time employees we believe that we will need to augment our staff with a general accounting person to coordinate accounts payable and receivables as well as our general ledger.  A receptionist/secretary will be hired to handle and distribute incoming inquires for sales and general inquires.

It is our intention to utilize computerization where possible to eliminate the need for a staff person. This specifically applies to our incoming calls for service of equipment as well as directing non-sales inquiries directly to the person called.

Liquidity and Capital Resources

Our cash was unchanged as of March 31, 2009. This increase is due mostly to the loans to the Company made by one of its shareholders and also as a result of an increase in revenue.

Due to the change in control that occurred with the Company in the period ended March 31, 2009, management contemplated a change in business operations projected to commence in the second calendar quarter for 2009.  Accordingly, there were no financial transactions in the period ended March 31, 2009 for the Company to disclose for comparison to the same period in 2008.

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

Link to Table of Contents

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

2009 Compared to 2008

Total revenues through the first quarter of 2009 were $0 compared to 2008 revenue for the same period of $700, respectively.

Change of Control

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

Link to Table of Contents

Subsequent Events

In May of 2009, the company changed its name to Proper Power & Energy, Inc. and announced a fifty for one forward stock split to all of the shareholders.  Each shareholder received forty nine additional shares for every share they owned.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended March 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Proper Power and Energy, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

As of March 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and

Link to Table of Contents

procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation SB;

Link to Table of Contents

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

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Date: May 20, 2009

By:  /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Chief Financial Officer