Form 10-Q
period 2009-06-30
Proper Power & Energy, Inc.
filed 2009-08-19
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 14, 2009 was 67,500,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
Balance Sheet

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash	$8,285	$2,038
Accounts receivable	-	500
Prepaid expenses	6,250	129
Total Current Assets	14,535	2,667

Intangible property, net of accumulated
amortization of $417 and $0, respectively	199,583	-

Total Assets	$214,118	$2,667

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$6,520	$2,600
Demand notes payable	60,600	-
Total Current Liabilities	67,120	2,600

Notes payable, current	200,000	-
Notes payable to Shareholder	579,083	-
Total Liabilities	846,203	2,600

Stockholders' Deficit
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 67,500,000 and 67,500,000 shares
issued and outstanding, respectively	6,750	6,750
Additional paid-in capital	69,009	42,351
Accumulated Deficit	(707,844)	(49,034)
Total Stockholders' Deficit	(632,085)	67

Total Liabilities and Stockholders' Deficit	$214,118	$2,667

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$-	$1,000	$-	$1,700

Operating expenses:
Advertising	2,122	-	2,122	-
Selling expenses	4,937	-	4,937	-
Consulting	638,750	255	638,750	255
Professional fees	9,570	3,000	9,570	3,000
Office expenses	1,671	580	1,671	1,108
Depreciation	417	-	417	-
Interest expenses	1,343	-	1,343	-
Total Operating	658,810	3,835	658,810	4,363

Net Loss	$(658,810)	$(2,835)	$(658,810)	$(2,663)

Earnings (loss) per share,
basic and dilutive	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
basic and dilutive	67,500,000	67,500,000	67,500,000	67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(658,810)	$(2,663)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	417	-
Consulting settled through shareholder’s shares	590,000
Changes in assets and liabilities:
Accounts receivable	500
Prepaid expenses	(6,121)
Accounts payable and accrued expenses	3,920	(3,000)
Net Cash (Used In) Operating Activities	(70,094)	(5,663)

Cash Flows from Financing Activities:
Proceeds from issuance of options	26,658	-
Proceeds from issuance of note payable	60,600	-
Repayment of stockholder advances	(10,917)	6,698
Net Cash Provided by Operating Activities	76,341	6,698

Net increase in Cash	6,247	1,035

Cash at beginning of period	2,038	1,393

Cash at end of period	$8,285	$2,428

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

June 30, 2009 and June 30, 2008

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Proper Power and Energy, Inc (“PPWE”, “The Company”) was incorporated January 1, 2000 in the State of Delaware.    Prior to the first quarter of 2009, the Company operated under the name Ivecon, Inc. (“IVEO”, “Ivecon”) as a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. The Company also provided computer support for designing websites.

During the first quarter of 2009 the Company had a change in control.  On March 5, 2009 Ivecon entered into a material definitive agreement with Belmont Partners, LLC by which Belmont Partners LLC acquired one million (1,000,000), pre-forward split (50:1) restricted common stock shares of the Company in exchange for $157,500 in cash in a private equity transaction with the then majority shareholder.   Following the transaction, Belmont Partners, LLC became the majority shareholder with control of 74.07% of the Company’s outstanding capital stock.  At approximately this same time, the Company changed stock transfer agents to PacWest Transfer, LLC of Las Vegas, Nevada.

Additionally occurring on March 5, 2009, in a separate private equity transaction, Joseph Abdo acquired from Belmont Partners LLC the control block of stock in the Company consisting of one million (1,000,000) ), pre-forward split (50:1) restricted common stock shares of the Company for $250,000.

In May 2009, the new management resulting from the change in control, changed the name from Ivecon, Inc. to Proper Power and Energy, Inc., and changed the operating direction to an oil and gas exploration and production company. The organization is committed to utilizing a very dynamic system of research and testing, and as a result of this extensive research and testing, have selected several sites with very good to excellent potential for productivity.

Nature of the Business

To further understand our strategy, it is important to know the difference between developmental and exploratory drilling. Exploratory wells are attempts to find new oil and gas fields, whereas development wells expand or more fully tap into a known oil or gas reservoirs.

We have procured a scientific engineer approach, termed radiometric.  All of our prospects are classified as exploratory in nature, but they are not "wildcat" (oil wells drilled in areas not known to be oil fields) since we use radiometric data advantage, a technology based methodology.  Our prospects are separated geographically from existing oil and gas production, but they are not always separated geologically or radiologically. Therein lays the difference from "wildcatting."

The economics of exploration with radiometrics are compelling. We are reducing the finding costs and everything associated with the actual drilling and the completion risks. While there is a higher drilling risk associated with an exploratory well than with a development well, the reward potential with a successful exploratory well far exceeds the upside of any developmental well.  In time, our technology may become the industry standard.

Link to Table of Contents

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009, 2008; (b) the financial position at June 30, 2009, and (c) cash flows for the six month periods ended June 30, 2009 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the three and six months ended June 30, 2009 and 2008 is not necessarily indicative of the results that may be expected for the entire year.

Fair Value Information

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Intangibles and Long-Lived Assets

The Company has been in the exploration for oil and gas since March 2009 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are to be expensed as incurred. Mineral property (Land Leases) acquisition costs are initially capitalized when incurred using the guidance in Emerging Issues Task Force (“EITF”) 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  We amortize intangibles on a straight-line basis over periods twenty years.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value

Link to Table of Contents

of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company currently has not generated any revenue from the exploration or production from oil and gas drilling.  The Company will recognize revenue on the realization of determinable natural resource reserves, based on the production and recovery of such assets.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $2,122, $0, $2,122 and $0 for the three and six months ended June 30, 2009 and 2008, respectively.

Earnings (Loss) per Share

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

NOTE 3 –  GOING CONCERN

The Company’s business plan is to acquire, explore and develop potential oil and gas producing properties. The Company has not determined whether its land leases contain oil and gas reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At June 30, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of June 30, 2009, the Company has never generated any revenues from oil and gas exploration and has accumulated losses of $707,844 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Link to Table of Contents

NOTE 4 – ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the current and recent periods. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

 Current Adoption of New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in

Link to Table of Contents

control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in  net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141 has not had an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not

Link to Table of Contents

Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not have a material impact on its Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Future Adoption of New Accounting Pronouncements

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and The Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162", which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP

Link to Table of Contents

SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

NOTE 5 – INTANGIBLE ASSETS

The Company entered into a land lease, in the amount of $200,000, secured by a promissory note.   The land has been identified for future drilling.  The Company is currently amortizing the lease over 40 years, at an annual rate of $5,000.  The Company will re-assess the amortization and any impairment to the property upon further testing and production estimates.  Amortization expense for the three and six months ended June 30, 2009 and 2008 was $417  and $0, respectively.

NOTE 6 – NOTES PAYABLE

The Company entered into an agreement with an unrelated company for the purchase of a land lease, in the amount of $200,000.   The promissory note is interest bearing (6%) and payable in monthly installments based on a 240 month amortization of the debt.   Per the agreement, payments have been deferred for the first 24 months and the note has a balloon provision for payment in full, including any accrued and unpaid interest.

The company received advances from an unrelated party in the amount of $60,600.  The advances are a demand note and bear interest at 6%.

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2008, the Company incurred losses of approximately $49,000.

NOTE 8 – EQUITY

Forward Stock-Split

On April 21, 2009, the Company filed with the Delaware Secretary of State, a Certificate of Amendment to its Certificate of Incorporation which increase the number of authorized shares of common stock to 500,000,000 with a par value of $.0001 per share and which followers split all issued and outstanding shares of common stock on a 50-for-1 ratio.

Link to Table of Contents

The fifty for one forward stock split each shareholder received forty nine additional shares for every share they owned.  All periods presented have been adjusted for the forward stock-split, retroactive to the periods presented, for the purpose of comparability.

The Company has entered into consulting agreements for the purposes of raising capital investments.  The consulting firms will make strategic introductions to funding groups, investment banking firms, and/or other sources interested in furthering the business of PPWE.  In the event that a private/public financing transaction is arranged and successfully implemented using a source first introduced to the Company by the consulting firm in the next 24 months, the consulting firm shall be entitled to receive an advisory fee at closing equal to 10% of the gross proceeds received by the Company.

Options and Warrants

During the six month period ended June 30, 2009, the Company issued 100,000 options, with an exercise price of $2, to a current shareholder for $26,658.

The Company issued an additional 100,000, with exercise prices of $1.50 to $2.00 per share, to certain service providers for work performed.     Based on the fair market stock price at the date of the agreement compared to the exercise price, with consideration of the length of time and the stock price volatility, there was no recognition of compensation expense, since the option price exceeded the current valuation of the option.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2007	-	-	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, December 31, 2008	-	-
Granted	200,000	200,000	$ -	$ 1.88	3 years
Exercised	-	-
Forfeited	-	-
Options, June 30, 2009	200,000	200,000

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.340%
Expected lives (years)	2.0
Expected price volatility	35.6%
Forfeiture Rate	0.0%

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.  As of June 30, 2009 the balance due to the majority shareholder is $579,083.  The use of shares were made for operating cash requirements.  The amount due to the shareholder’s interest bearing at 5% per annum with no repayment terms and the amount is payable upon demand.

Link to Table of Contents

The Company has limited needs for office space and is currently performing administrative tasks from offices provided by unrelated parties as needed and at no charge.  The current arrangements are temporary and the Company is actively seeking a facility to occupy upon funding of their plan of operations.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 10 –  CONTINGENCIES

 From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended June 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2008, is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

The Company had $0, $1,000, $0, $1,700 in revenue for the three and six month periods ended June 30, 2009 and 2008, respectively.   The Company has not generated any revenue from oil and gas exploration since changing the operating business.

Operating expenses were $658,810, $3,835, $658,810, and $4,363 for the three and six month periods ended June 30, 2009 and 2008, respectively.  Consulting expenses increased approximately $640,000, due to costs incurred for engineering studies, marketing, and investor relations and public relations.  Additional increases to the operating expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees. It is

Link to Table of Contents

anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

The Company expenses all costs associated with the exploration of gas and oil.  The Company does not expect to generate any significant increases in revenue to cover the operating expenses.   The Company may incur significant operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of June 30, 2009 our cash increased, due mostly to the loans the Company received by its majority shareholder.

Due to the change in control that occurred with the Company during the first quarter of 2009, management has effected a change in business operations commencing in the second calendar quarter 2009.

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

Expected purchases or sale of plant and significant equipment

Expenditures are planned based upon our abilities to fully fund our plan of operations.

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

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 2 to the Notes of Financial Statements and in the Company’s annual financial statements filed with Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Link to Table of Contents

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

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

With respect to the period ending June 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six month period ending June 30, 2009, the Company did not issue any unregistered shares of its common stock.

During the six month period ended June 30, 2009, the Company issued 100,000 options, with an exercise price of $2, to a current shareholder for $26,658.

The Company issued an additional 100,000, with exercise prices of $1.50 to $2.00 per share, to certain service providers for work performed.     Based on the fair market stock price at the date of the agreement compared to the exercise price, with consideration of the length of time and the stock price volatility, there was no recognition of

Link to Table of Contents

compensation expense, since the option price exceeded the current valuation of the option.  The proceeds from the sale of the options were used to fund general operating expenses of the Company.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2007	-	-	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, December 31, 2008	-	-
Granted	200,000	200,000	$ -	$ 1.88	3 years
Exercised	-	-
Forfeited	-	-
Options, June 30, 2009	200,000	200,000

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.340%
Expected lives (years)	2.0
Expected price volatility	35.6%
Forfeiture Rate	0.0%

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

In March 2009, the Company changed stock transfer agents to PacWest Transfer, LLC of Las Vegas, Nevada.

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with SB-2 Registration Statement

on April 26, 2006

Link to Table of Contents

(3.2)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on April 26, 2006

(3.3)

Bylaws filed with SB-2 Registration

See Exhibit Key

Statement on April 26, 2006

(11.0)

Statement re:  computation of per share

Note C to

Earnings

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(31.1)

Certificate of Chief Executive Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(31.2)

Certificate of Chief Financial Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(32.2)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

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

Link to Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPER POWER AND ENERGY, INC.

Date: August 18, 2009

By:  /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: August 18, 2009

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer