Form 10-Q
period 2009-09-30
Proper Power & Energy, Inc.
filed 2009-11-16
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 4, 2009 was 67,500,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
Balance Sheet

	September 30,		December 31,
	2009		2008
	(unaudited)		(audited)
Assets
Current assets
Cash	$9,617		$2,038
Accounts receivable	-		500
Prepaid expenses	-		129
Total current assets	9,617		2,667

Property & equipment, net of accumulated
depreciation of $900 and $0, respectively	36,886		-

Intangible property, net of accumulated
amortization of $1,667 and $0, respectively	198,333		-

Total Assets	$244,836		$2,667

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$16,397		$2,600
Demand notes payable	115,600		-
Total current liabilities	131,997		2,600

Notes payable, current	200,000		-
Notes payable to Shareholder	578,154		-

Total liabilities	910,151	#	2,600

Stockholders' Equity
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 67,500,000 and 67,500,000 shares
issued and outstanding, respectively	6,750		135
Additional paid-in capital	96,193		48,966
Accumulated Deficit	(768,258)		(49,034)
Total stockholders' equity	(665,315)		67

Total Liabilities and Stockholders' Equity	$244,836		$2,667

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$-	$750	$-	$2,450

Operating expenses:
Advertising	3,209	-	5,331	-
Selling expenses	2,441	-	7,378	-
Consulting	34,250	-	673,000	255
Professional fees	9,605	2,000	19,175	5,000
Office expenses	102	310	1,773	1,418
Amortization and Depreciation	2,150	-	2,567	-
Interest expenses	8,657	-	10,000	-
	60,414	2,310	719,224	6,673

Net income (loss)	$(60,414)	$(1,560)	$(719,224)	$(4,223)

Earnings (loss) per share, primary
and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding primary
and dilutive	67,500,000	67,500,000	67,500,000	67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$(719,224)	$(4,223)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	2,567	-
Changes in assets and liabilities:
Accounts receivable	500
Prepaid expenses	129
Accounts payable and accrued expenses	13,797	(3,000)
Net Cash (Used) Provided by Operating Activities	(702,231)	(7,223)

Cash Flows from Investing Activities:
Purchase of property and equipment	(37,786)	-
Net Cash (Used) by Operating Activities	(37,786)	-

Cash Flows from Financing Activities:
Proceeds from issuance of options	53,842	-
Proceeds from issuance of note payable	115,600	-
Proceeds from stockholder advances	590,000
Repayment of stockholder advances	(11,846)	7,698
Net Cash (Used) Provided by Operating Activities	747,596	7,698

Net decrease in Cash	7,579	475

Cash at beginning of period	2,038	1,393

Cash at end of period	$9,617	$1,868

Supplemental cash flow information:
Interest paid	$1,695	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

September 30, 2009 and 2008

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

Link to Table of Contents

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2009, 2008; (b) the financial position at September 30, 2009, and (c) cash flows for the nine month periods ended September 30, 2009 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2009 and 2008 is not necessarily indicative of the results that may be expected for the entire year.

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

Property and Equipment

Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (seven years for equipment).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment existed.

Intangibles and Long-Lived Assets

The Company has been in the exploration for oil and gas since March 2009 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are to be expensed as incurred. Mineral property (Land Leases) acquisition costs are initially capitalized when incurred.  We amortize intangibles on a straight-line basis over periods twenty years.

Link to Table of Contents

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company currently has not generated any revenue from the exploration or production from oil and gas drilling.  The Company will recognize revenue on the realization of determinable natural resource reserves, based on the production and recovery of such assets.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $3,209, $0, $5,331 and $0 for the three and nine months ended September 30, 2009 and 2008, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Subsequent Events

These interim condensed financial statements were approved by management and were issued on November 4, 2009.  Subsequent events have been evaluated through this date.

NOTE 3 –  GOING CONCERN

The Company’s business plan is to acquire, explore and develop potential oil and gas producing properties. The Company has not determined whether its land leases contain oil and gas reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable.

Link to Table of Contents

The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of September 30, 2009, the Company has never generated any revenues from oil and gas exploration and has accumulated losses of $768,258 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Seismic Equipment	$37,786	$-
Less: Accumulated Depreciation	900	-
	$36,886	$-

 Depreciation expense on equipment for the three and nine month periods ending September 30, 2009 and 2008 was $900, $0, $900 and $0, respectively.

NOTE 5 – ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

Link to Table of Contents

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

Link to Table of Contents

NOTE 6 – INTANGIBLE ASSETS

The Company entered into a land lease, in the amount of $200,000, secured by a promissory note.   The land has been identified for future drilling.  The Company is currently amortizing the lease over 40 years, at an annual rate of $5,000.  The Company will re-assess the amortization and any impairment to the property upon further testing and production estimates.  Amortization expense for the three and nine months ended September 30, 2009 and 2008 was $1,250, $0, $1,667 and $0, respectively.

NOTE 7 – NOTES PAYABLE

The Company entered into an agreement with an unrelated company for the purchase of a land lease, in the amount of $200,000.   The promissory note is interest bearing (6%) and payable in monthly installments based on a 240 month amortization of the debt.   Per the agreement, payments have been deferred for the first 24 months and the note has a balloon provision for payment in full on May 30, 2011, including any accrued and unpaid interest.

The company received advances from an unrelated party in the amount of $115,600.  The advances are a demand note and bear interest at 6%.

NOTE 8 – INCOME TAXES

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

NOTE 9 – EQUITY

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

Options and Warrants

During the nine month period ended September 30, 2009, the Company issued 100,000 options, with an exercise price of $2, to a current shareholder for $26,658.

Link to Table of Contents

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

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2007	-	-	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, December 31, 2008	-	-
Granted	200,000	200,000	$ -	$ 1.88	3 years
Exercised	-	-
Forfeited	-	-
Options, September 30, 2009	200,000	200,000

Assumptions
Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.340%
Expected lives (years)	2.0
Expected price volatility	35.6%
Forfeiture Rate	0.0%

NOTE 10 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.  As of September 30, 2009 the balance due to the majority shareholder is $578,154.  The use of shares was made for operating cash requirements.  The amount due to the shareholder’s interest bearing at 5% per annum with no repayment terms and the amount is payable upon demand.

The Company has limited needs for office space and is currently performing administrative tasks from offices provided by related parties as needed and at no charge.  The current arrangements are temporary and the Company is actively seeking a facility to occupy upon funding of their plan of operations.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 –  CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 –  SUBSEQUENT EVENTS

In October 2009 the Company commenced negotiations with Energy Management Corporation (“EMC”), an unrelated entity, concerning the potential acquisition of producing shallow petroleum wells located near the Abilene

Link to Table of Contents

basin in Central Texas. The company would acquire a 51% controlling interest in the projects covering two separate fields.

The fields contain a total of 14-20 potential producing and feeder wells. The fields have been in producing mode for the better part of 20 years, yielding low to moderate yields. The local operator and EMC believe that daily production can be increased by drilling one additional well. The fields are in minimal production mode at the present time and require moderate fit-up and piping to return to maximum production, according to EMC personnel.

Independent reserve reports confirm a minimum reserve of 270-300 thousand barrels of oil, with some geological reports revealing as high as 1 million barrels.  PPWE’s management believe this to be a great opportunity to enter into the producing wells aspect of the oil and gas exploration and production industry, before launching deeper well drilling projects in Utah.

The company will continue negotiating deal points for the acquisition, which may include the purchase of one or both of the two available fields.   As of November 4, 2009 the contract for the acquisition has not been finalized.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended September 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

The Company had $0, $750, $0, $2,450 in revenue for the three and nine month periods ended September 30, 2009 and 2008, respectively.   The Company has not generated any revenue from oil and gas exploration since changing the operating business.

Operating expenses were $60,414, $2,310, $719,224, and $6,673 for the three and nine month periods ended September 30, 2009 and 2008, respectively.  Consulting expenses increased approximately $673,000, due to costs incurred for engineering studies, marketing, and investor relations and public relations.  Additional increases to the operating expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees. It is

Link to Table of Contents

anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

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

Liquidity and Capital Resources

As of September 30, 2009 our cash increased, due mostly to the loans the Company received by its majority shareholder.

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

With respect to the period ending September 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine month period ending September 30, 2009, the Company did not issue any unregistered shares of its common stock.

During the nine month period ended September 30, 2009, the Company issued 100,000 options, with an exercise price of $2, to a current shareholder for $26,658.

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

Note 2 to

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

Link to Table of Contents

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

Date: November 16, 2009

By:  /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: November 16, 2009

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer