Form 10-K
period 2009-12-31
Proper Power & Energy, Inc.
filed 2010-03-31
CIK 1357939

Link to Table of Contents

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Address of principal executive offices)   (Zip Code)

Issuer's telephone number: (904) 371-2445

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (x) No (  ).

Link to Table of Contents

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

The aggregate market value of the Common Stock held by non-affiliates of approximately 17,500,000 shares of Common Stock as of March 15, 2010 was approximately $1,767,500 based on a closing sales price of $0.101 per share of Common Stock on December 31, 2009, the last business day of the Registrant’s most recently completed year as reported by NASDAQ.com.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 28, 2010 was 67,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2009

Link to Table of Contents

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Proper Power and Energy, Inc. for the year ended December 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

In some cases, you can identify forward-looking statements by our use of terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

Our business strategy;

Our financial position;

The extent to which we are leveraged;

Our cash flow and liquidity;

Declines in the prices of oil and gas affecting our estimated operating results and cash flow;

Economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;

Uncertainties in estimating our oil and gas reserves;

Replacing our oil and gas reserves;

Uncertainty in exploring for oil and producing oil and gas;

Our inability to obtain additional financing in order to fund our operations, capital expenditures, and to meet our other obligations;

Availability of drilling and production equipment and field service providers;

Disruption of operations and damages due to natural disasters;

Availability, cost and adequacy of insurance coverage;

Competition in the oil and gas industry;

Our inability to attract and retain key personnel;

The effects of government regulation and permitting and other legal requirements; and

Cost associated with perfecting title for mineral rights in some of our properties.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform prior statements to actual results.

Link to Table of Contents

PART I

Item 1. Business.

Business Development

Proper Power and Energy, Inc (“PPWE”, “The Company”) was incorporated January 1, 2000 in the State of Delaware.  Prior to the March 31, 2009, the Company operated under the name Ivecon, Inc. (“IVEO”, “Ivecon”) as a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. The Company also provided computer support for designing websites.

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

Nature of the Business

Proper Power and Energy, Inc. is an oil and natural gas exploration company, whose growth strategy is to acquire mineral rights and search for and develop known reserves for further production, through an efficient scientific approach toward exploration.  We have procured a scientific engineer approach, termed radiometric.  All of our prospects are classified as exploratory in nature, but they are not “wildcat” (oil wells drilled in areas not known to be oil fields) since we use radiometric data advantage, a technology based methodology.  Our prospects are separated geographically from existing oil and gas production, but they are not always separated geologically or radiologically. Therein lays the difference from “wildcatting.”

The economics of exploration with radiometrics are compelling. We believe we can reduce the finding costs and everything associated with the actual drilling and the completion risks. While there is a higher drilling risk associated with an exploratory well than with a development well, the reward potential with a successful exploratory well far exceeds the upside of any developmental well.  In time, our technology may become the industry standard.

Our Business

(1) Principal Products or Services and Their Markets

Industry Description

In recent years, the increase in product prices has increased drilling activity for oil and natural gas.  However, U.S. production volumes from traditional sources continue to decline. We believe our radiometrics exploration can help offset this decline by increasing the efficiency of finding new wells.

We operate in the energy services sector, which services the broader upstream energy industry where companies explore, develop, produce, transport, and market oil and gas. This industry is comprised of a diverse number of operators, ranging from very small independent contractors to the extremely large corporations. While the majority of oil and gas is produced by very large international oil companies, there are a much larger number of smaller independent companies who own and operate the vast majority of new and existing wells.  As a smaller firm with a specialized service, we hope to compete successfully.

Link to Table of Contents

Activity in the energy services industry tends to be cyclical with oil and gas prices. In addition to the currently positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business sectors:

•

While oil prices are difficult to predict, we believe they will remain relatively high by historic terms for the next several years. Following the current recession, we expect a resumption of high consumption and strong growth in Asian demand, along with limitations in delivery infrastructure and political unrest in major supplying countries to be primary contributing factors.

•

We believe gas prices, while volatile, will recover over the next several years due to the combination of strong market demand for clean fuels and major supply constraints in conventional areas.  However, the impact of new supplies from unconventional gas sources may have a dampening effect on price.

•

We do not believe there is any major substitution threat to oil and gas in the foreseeable future. In particular, any significant substitution of fossil fuels by hydrogen or other potential energy sources is believed by management to be at least a decade away.

 (2) Distribution Methods of the Services.

We intend to develop our initial wells and manage the production to produce cash flow to fund further exploration.

(3) Status of Any Publicly Announced New Product or Service.

None

(4) Our Competition

We may encounter intense competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and undeveloped acreage. Our competitors include major integrated oil and gas companies, numerous independent oil and gas companies and individuals. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the oil and gas business for a much longer time than our company. These companies may be able to pay more for productive oil and gas properties, exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

(5) Sources and Availability of Raw Materials

We may encounter intense competition from other oil and gas companies in all areas of our operations, including the acquisition of equipment and manpower. Our competitors include major integrated oil and gas companies, numerous independent oil and gas companies and individuals.  At this time we do not see a critical dependence on any supplier(s) that could adversely effect our operations.

(6) Dependence on Limited Customers

We believe that the market for oil and gas will be adequate to support our operations for the foreseeable future.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that these agreements will not be breached; that we would have adequate remedies for any breach; or that our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

(8) Need for Government Approval of Principal Products or Services

Currently, our operations do not require specific government approval.  When we start to drill, we will become subject to numerous regulations and approval processes.  See a summary of the regulation below.  Based on the current permitting climate, we do not believe that the approval processes will be detrimental to our operations.

Link to Table of Contents

(9) Government Regulation

Regulation of Oil and Gas Production, Sales and Transportation

The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments. Compliance with these regulations is often difficult and costly and noncompliance could result in substantial penalties and risks. Most jurisdictions in which we operate also have statutes, rules, regulations or guidelines governing the conservation of natural resources, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Some jurisdictions also require the filing of drilling and operating permits, bonds and reports. The failure to comply with these statutes, rules and regulations could result in the imposition of fines and penalties and the suspension or cessation of operations in affected areas.

The United States Department of Transportation and certain governmental agencies regulate the safety and operating aspects of the transportation and storage activities of these facilities by prescribing standards. However, based on current standards concerning transportation and storage activities and any proposed or contemplated standards, we believe that the impact of such standards is not material to our operations, capital expenditures or financial position.

Environmental Regulation

Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect our exploration, development and production operations and the costs of those operations. These laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the handling, discharge and disposition of waste materials, the reclamation and abandonment of wells, sites and facilities, financial assurance under the Oil Pollution Act of 1990 and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from our operations and may require the suspension or cessation of operations in affected areas.

The environmental laws and regulations applicable to us and our operations will include, among others, the following United States federal laws and regulations:

Clean Air Act, and its amendments, which governs air emissions;

Clean Water Act, which governs discharges of pollutants into waters of the United States;

Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “Superfund”);

Resource Conservation and Recovery Act, which governs the management of solid waste;

Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;

Safe Drinking Water Act, which governs underground injection and disposal activities; and

U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

We will routinely obtain permits for our facilities and operations in accordance with these applicable laws and regulations on an ongoing basis. To date, there are no known issues that have had a significant adverse effect on the permitting process or permit compliance status of any of our facilities or operations.

The ultimate financial impact of these environmental laws and regulations is neither clearly known nor easily determined as new standards are enacted and new interpretations of existing standards are rendered. Environmental laws and regulations are expected to have an increasing impact on our operations. In addition, any non-compliance with such laws could subject us to material administrative, civil or criminal penalties, or other liabilities. Potential permitting costs are variable and directly associated with the type of facility and its geographic location. For example, costs may be incurred for air emission permits, spill contingency requirements, and discharge or injection permits. These costs are considered a normal, recurring cost of our ongoing operations and not an extraordinary cost of compliance with government regulations.

We believe our operations will be in substantial compliance with applicable environmental laws and regulations. We plan to make expenditures on a regular basis relating to environmental compliance. We plan to maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. The insurance coverage maintained by us will provide for the reimbursement to us of costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations

Link to Table of Contents

 (10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development of our product or processes.

(11) Cost and Effects of Compliance with Environmental Laws

We currently do not have any operations subject to federal, state or local environmental laws.  However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

(12) Our Employees

As of December 31, 2009, we had 3 part time employees.  We have no consulting contracts with anyone to provide services to the company.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We did not received any comments from the commission staff during fiscal year 2009.

Item 2. Properties.

The Company rents office space in Tampa, Florida from a related party.

The Company has secured a lease on 11,000 acres in the Rush Valley region of Utah and seismic charts of the area for exploration.

Item 3. Legal Proceedings.

None

Part II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Proper Power and Energy, Inc. commenced trading on the OTC Bulletin Board March 18, 2009 under the symbol “PPWE”.  Before that time the stock of “IVEC.OB” never had any trading volume in the stock. The following table sets forth the high and low trading prices of a share of our common stock as reported for the period of active trading. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2009	$ 0.35	$ 0.09
September 30, 2009	$ 0.25	$ 0.12
June 30, 2009	$ 0.27	$ 0.12

As of March 30, 2009, we had 67,500,000 shares of common stock issued and outstanding held by approximately 56 shareholders of record.

Holders of Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for

Link to Table of Contents

shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.  As of December 31, 2009 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 56.

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

None.

Item 5. Selected Financial Data

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this annual report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.

Plan of Operation

General

Since our reorganization in March 2009, the Company has not had any active operations.  No sales of any kind were made and during 2010 on the former products of IVEC, We did realign the operations of the Company, hired consultants and procured the land leases in our preferred site and seismic charts of the area. During 2010, we intend to solicit the funds necessary to begin our exploratory fieldwork and drilling.

Employees

We intend to hire additional employees within months of receiving additional funding. Our employees will be those individuals that we have named as our key personnel who are currently assisting the company on an unpaid basis. We are continuing to research the types of individuals, salary ranges and benefit programs we will need to put in place to attract personnel that can produce results. Outside of our key employees we believe that we will need to augment our office staff with a general accounting and a receptionist/secretary to handle and distribute incoming inquires for sales and general inquires. Also, we will also need a number of field employees as the well field is explored and drilling starts.

Liquidity and Capital Resources

Our cash increased to $18,538 as of December 31, 2009 compared to $2,038 as of December 31, 2008, due to loans to the Company and the sale of warrants.

The cash used in operating activities during the period ended December 31, 2009 was ($723,044) compared to ($9,182) used during the period ended December 31, 2008, mostly due to increased expenses for consulting and reporting.  There were no sales during 2009 and gross profit fell to zero compared to $750 for the year ended December 31, 2008.  Operating expenses increased during the same period to $748,865 compares to $11,003, in large part due to increased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

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

Link to Table of Contents

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

Expected purchases or sale of plant and significant equipment

Once we secure adequate funding, we expect to expend significant amounts on equipment, labor and contractors to perform our exploration and drilling

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

2009 Compared to 2008

Total revenues during 2009 were $0 compared to 2008 revenue for the same period of $750, respectively. Operating expenses increased during the same period to $748,865 compared to $11,003, in large part due to increased legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission. We do not expect to produce any revenues until after we have drilled our first well.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 21, 2009, the Company dismissed our independent registered auditor, Randall N. Drake, CPA, PA of Clearwater, Florida ("RND").  RND’s report on the financial statements for the year ended December 31, 2008 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.  Our Board of Directors participated in and approved the decision to change independent accountants. Through the period of registration, the financial audit for the years ended December 31, 2008 and including its review of financial statements of the quarterly periods through September 30, 2009 there have been no disagreements with RND on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RND would have caused them to make reference thereto in their report on the financial statements.  During the most recent review periods, subsequent to September 30, 2009, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K.

We engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor on December 21, 2009.  Prior to December 21, 2009, we did not consult with Mr. Messineo regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Mr. Messineo, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-B, respectively).

Link to Table of Contents

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

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

With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information.

None.

Link to Table of Contents

PART III.

Item 9. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Joseph E. Abdo	53	President, Chief Executive Officer and Chairman of the Board of Directors (1)
Lior Segal	37	Treasurer, Chief Financial Officer andDirector
Mark E Pena	48	Secretary/Director
Khalil Abdo	52	Director (2)
(1). This is the first Directorship of a reporting company held by Mr. Joseph Abdo
(2) This is the first Directorship of a reporting company held by Mr. Khalil Abdo

Background of Executive Officers and Directors

Joseph E. Abdo

Joseph E. Abdo is 53 years of age.  Mr. Abdo is the brother of our director, Khalil Abdo.  In the last five years, Mr. Abdo has served as the Chairman of the Board of Directors and President for J&K Properties, Inc., a privately owned corporation involved in the real estate business.  He also has served as the Chairman of the Board of Directors and President for J&J Properties, Inc. a privately owned corporation engaged in private investment and lending activities. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mr. Abdo is not an officer or director of any other public company.  As of the date of this filing, Mr. Abdo has not engaged in any related party transactions with the Company.  Mr. Abdo’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate and investments.  Mr. Abdo’s business skills, and his experience in corporate financial matters provide the understanding necessary to serve on Board of Directors and as the President and Chief Executive Officer of the Company.

Khalil Abdo

Khalil Abdo is 52 years of age. Mr. Abdo is the brother of our President, Chief Executive Officer and Director, Joseph E. Abdo.  In the last five years, Mr. Abdo has served as the president and a director for Riverside, Inc., a privately owned corporation engaged in the real estate business as well as private investment activities.  Riverside, Inc. is not a parent, subsidiary or affiliate of the Company.  Mr. Abdo is not an officer or director of any other public company.  As of the date of this filing, Mr. Abdo has not engaged in any related party transactions with the Company.  Mr. Abdo’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate and investments.  Mr. Abdo’s business skills, and his experience in corporate financial matters provide the understanding necessary to serve as a member of the Board of Directors of the Company.

Mark E. Pena

Mark E. Pena is 48 years of age.  Mr. Pena has no relationship with any other officer or director of the Company.  For the last five years, Mr. Pena has been engaged in the practice of law as his principal occupation. Mr. Pena is a member of the Florida Bar, the United States District Court for the Middle District of Florida and the United States Court of Appeals for the Eleventh Circuit. Mr. Pena is the president and director of The Law Office of Mark E. Pena, P.A., which is not a parent, subsidiary or affiliate of the

Link to Table of Contents

Company.  The primary focus of Mr. Pena’s practice has been corporation formation and litigation, with a minor concentration of securities filings and securities litigation.  Mr. Pena is not an officer or director of any other public company. As of the date of this filing, Mr. Pena has not engaged in any related party transactions with the Company.  Mr. Pena’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate, investments and the practice of law.  Mr. Pena’s education, business skills, and his experience as an attorney and in corporate financial and legal matters provide the understanding necessary to serve on Board of Directors of the Company.

Lior Segal

Lior Segal is 37 years of age. Mr. Segal has no relationship with any other officer or director of Company.  Since May 2007, Mr. Segal has been a partner in the law firm of Segal & Schuh, P.L.  From April 2006 through January 2007, Mr. Segal served as the chief financial officer for Internal Hydro International, Inc.  From September 2003 through January 2006, Mr. Segal served as the chief financial officer for Sun Rayz Products, Inc.  None of the aforementioned entities is a parent, subsidiary or other affiliate of the Company. Mr. Segal is not an officer or director of any other public company. As of the date of this filing, Mr. Segal has not engaged in any related party transactions with the Company. Mr. Segal’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate, investments and the practice of law.  Mr. Segal’s education, business skills, his experience as an attorney and in corporate financial and legal matters, as well as serving as the chief financial officer for other companies in the past, provide the understanding necessary to serve on Board of Directors and as the Chief Financial Officer of the Company.

AUDIT COMMITTEE

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our Chief Financial Officer, Lior Segal, for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Segal as both our company CFO and our audit committee financial expert is not detrimental to the Company. Mr. Segal has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Segal has gained this expertise through his formal education and experience as CFO of several other companies and as a certified public accountant with several years experience. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2009 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 10. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2009 and 2008,

Link to Table of Contents

and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2009 and 2008, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Joseph Abdo, President, Chairman of the Board of Directors (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-0	-0-
Khalil Abdo, Director (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Pena, Secretary/Director (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lior Segal, CFO Treasurer/Director (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon (1), President, Chairman of the Board of Directors	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John A. Ziegler (1), Treasurer/Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mauricio D'Leon (1), Secretary/Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) These directors stepped down as of March 5, 2009. There were no employment contracts in place, nor are there any agreements for compensation in the future.

(2) There directors were appointed as of March 7, 2009.  There are no employment contracts in place at December 31, 2009, nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Joseph Abdo, Khalil Abdo, Mark Pena, and Lior Segal. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no written employment agreements with any of our Directors or Officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 28, 2010, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Securities

Link to Table of Contents

and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

		Amount and Nature of Beneficial Ownership	Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	March 28, 2010	March 28, 2010
Common Stock	Joseph Abdo 3340S Hyde Park Ave Tampa, FL	24,137,106	36%
Common Stock	Mark Pena 334 S Hyde Park Ave Tampa FL	7,501,500	11%
Common Stock	Lior Segal 13575 58th St N Suite 140 Clearwater, FL	8,175,000	12%
Common Stock	All Executive Officers and Directors as a Group (1)	39,813,606	59%
Common Stock	Mark Boutros 1938 Hammocks Ave Lutz, FL	6,678,100	10%
Common Stock	Cede & Co 55 Waters St New York, NY	12,986,250	19%

(1) The percentages are based on 67,500,000 shares of common stock issued and outstanding as of March 31, 2010

Item 12. Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors or an affiliated company.

Item 13. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our prior principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's December 31, 2008 annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the review periods ended March 31, 2008, June 30, 2008 and September 30, 2008 was $4,000.

The aggregate fees billed for professional services rendered by our prior principal accountant, Randall N. Drake, C.P.A., P.A. for review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the review periods ended March 31, 2009, June 30, 2009 and September 30, 2009 was $2,500.

Peter Messineo, CPA was named as our principal accountant on December 21, 2009.  The estimated cost of the audit for the year ended December 31, 2009 is $7,500 but no fees have yet been paid for the audit or review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Link to Table of Contents

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the caption “Audit Fees” was $0. The nature of the services comprising the fees disclosed under this category was: N/A.

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

Item 14. Exhibits, Financial Statement Schedules.

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

Link to Table of Contents

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

PROPER POWER AND ENERGY, INC.

Date: March 31, 2010

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer, Director

Date: March 31, 2010

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer, Director

Date: March 31, 2010

By: /s/ Khalil Abdo

KHALIL ADBO, Director

Date: March 31, 2010

By: /s/ Mark Pena

MARK PENA, Director

Link to Table of Contents

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2009 and 2008	F-2

Consolidated Income Statements for the periods ending
December 31, 2009 and 2008	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2009 and 2008	F-5

Notes to Financial Statements	F-6

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Proper Power and Energy, Inc.:

I have audited the accompanying balance sheets of Proper Power and Energy, Inc. as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.  The financial statements of Proper Power and Energy, Inc. as of and for the year ended December 31, 2008, were audited by other auditors whose report dated March 24, 2009, expressed an unqualified opinion on those statements.

I conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proper Power and Energy, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company is without significant operating revenues and has losses from operations and has an accumulated deficit. As discussed in note 3, the current losses and the Company’s working capital shortage indicated that there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 31, 2010

Link to Table of Contents

Proper Power and Energy, Inc. Balance Sheet December 31, 2009 and 2008

	2009	2008

Assets
Current assets
Cash	$18,538	$2,038
Accounts receivable	-	500
Prepaid expenses	-	129
Total current assets	18,538	2,667

Property & equipment, net of accumulated
depreciation of $2,249 and $0, respectively	35,537	-

Intangible property, net of accumulated
amortization of $5,833 and $0, respectively	194,167	-

Total Assets	$248,242	$2,667

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$19,710	$2,600
Demand notes payable	87,969	-
Total current liabilities	107,679	2,600

Notes payable, net of current portion	200,000	-
Notes payable to shareholder	578,154	-

Total liabilities	885,833	2,600

Stockholders' Equity
Common Stock, $.001 par value, 75,000,000 shares authorized; 35,000,000 and 35,000,000 shares issued and outstanding, respectively	6,750	135
Additional paid-in capital	153,558	48,966
Accumulated Deficit	(797,899)	(49,034)
Total stockholders' equity	(637,591)	67

Total Liabilities and Stockholders' Equity	$248,242	$2,667

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc. Statement of Operations For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$-	$3,450

Operating expenses:
Marketing & promotion	15,024	-
General & administration	2,143	548
Consulting	676,480	255
Professional fees	30,979	10,200
Depreciation & amortization	8,082	-
Interest expense	16,157	-
Total operating expenses	748,865	11,003

Net loss	$(748,865)	$(7,553)

Earnings (loss) per share, primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	67,500,000	67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc. Statement of Stockholders' Equity

	Common		Additional Paid in	Accum-ulated	Stock Holders'
	# Shares	$.0001 par	Capital	Deficit	Equity

Balance January 1, 2008	1,350,000	$135	$48.966	$(41,481)	$7,620

Net Loss				(7,553)	(7,553)

Balance December 31, 2008	1,350,000	135	48,966	(49,034)	(16,665)

Forward stock split (50:1)	66,150,000	6,615	(6,615)		-

Issuance of Warrants		-	111,207		111,207

Net loss				(748,865)	(748,865)

Balance December 31, 2009	67,500,000	$6,750	$153,558	$(797,899	$(637,591)

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc. Statement of Cash Flows For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$(748,865)	$(7,553)
Adjustment to reconcile Net income to Net
Cash (Used in) Provided by operations:
Depreciation	8,082	-
Changes in assets and liabilities:
Account receivable	500	(500)
Prepaid expenses	129	(129)
Accounts payable and accrued expenses	17,110	(1,000)
Net Cash (Used in) Provided by Operating Activities	(723,044)	(9,182)

Cash Flows from Investing Activities:
Purchases of property and equipment	(37,786)	-
Net Cash (Used in) Provided by Operating Activities	(37,786)	-

Cash Flows from Financing Activities:
Proceeds from issuance of warrants	111,207	-
Proceed from issuance of notes payable	115,600	-
Repayments on notes payables	(27,631)	-
Proceeds from stockholder loans	590,000	9,827
Net repayment on stockholder loans	(11,846)	-
Net Cash (Used in) Provided by Operating Activities	777,330	9,827

Net increase in Cash	16,500	645

Cash at beginning of period	2,038	1,393

Cash at end of period	$18,538	$2,038

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

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

We have procured a scientific engineer approach, termed radiometric.  All of our prospects are classified as exploratory in nature, but they are not “wildcat” (oil wells drilled in areas not known to be oil fields) since we use radiometric data advantage, a technology based methodology.  Our prospects are separated geographically from existing oil and gas production, but they are not always separated geologically or radiologically. Therein lays the difference from “wildcatting.”

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2009 presentation. Such reclassification includes allocation between common stock and additional paid in capital.

Link to Table of Contents

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

(continued)

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $3,209, $0, $5,331 and $0 for the year ended December 31, 2009 and 2008, respectively.

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

Link to Table of Contents

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

(continued)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of December 31, 2009, the Company has never generated any revenues from oil and gas exploration and has accumulated losses of $768,258 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

December 31, 2009 and 2008

(continued)

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multi-Deliverable Revenue Arrangements, (Topic 605) Revenue Recognition.  This Accounting Standards Update amends subtopic 605-25 to allow vendors to account for products or services separately rather than as a combined unit.  The amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The adoption of ASU 2009-13 will not have material impact on our condensed financial statements.

In November 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own Share Lending arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends certain provisions in Topic 470 to include own-share lending arrangements.  The adoption of ASU 2009-15 will not have material impact on our condensed financial statements.

In November 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial reporting by Enterprises Involved with Variable Interest Entities, (Topic 810), Consolidation of Variable Interest Entities.  This Accounting Standards Update clarifies the application of the topic to certain legal entities in which investors do not have sufficient equity at risk.  The adoption of ASU 2009-17 will not have material impact on our condensed financial statements.

NOTE 5 – INTANGIBLE ASSETS

The Company entered into a land lease, in the amount of $200,000, secured by a promissory note.   The land has been identified for future drilling.  The Company is currently amortizing the lease over 20 years, at an annual rate of $10,000.  The Company will re-assess the amortization and any impairment to the property upon further testing and production estimates.  Amortization expense for the years ended December 31, 2009 and 2008 was $5,833 and $0, respectively.  Future amortization will be $10,000 per year through May 2029.

NOTE 6 – NOTES PAYABLE

The Company entered into an agreement with an unrelated company for the purchase of a land lease, in the amount of $200,000.   The promissory note is interest bearing (6%) and payable in monthly installments based on a 240 month amortization of the debt.   Per the agreement, payments have been deferred for the first 24 months and the note has a balloon provision for payment in full, including any accrued and unpaid interest.  The balloon payment is due 24 months after payments begin and installment payments are based on a 240 month repayment.

The company received advances from an unrelated party in the amount of $115,600.  The advances are a demand note and bear interest at 6%.

Link to Table of Contents

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

(continued)

The minimum payments on the notes payable for the years ending December 31 are as follows:

2010	$-
2011	3,975
2012	5,585
2013	190,440
2014	-
Thereafter	-
Total	$200,000

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2009 and 2008, the Company incurred losses of approximately $798,000 and $49,000.

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

Options and Warrants

During year ended December 31, 2009, the Company issued 100,000 options, with an exercise price of $2, to a current shareholder for $26,658.

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

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2008	-	-	-	-
Granted	-	-

Link to Table of Contents

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

(continued)

Exercised	-	-
Forfeited	-	-
Options, December 31, 2009	-	-
Granted	200,000	200,000	$ -	$ 1.88	3 years
Exercised	-	-
Forfeited	-	-
Options, December 31, 2009	200,000	200,000

Assumptions
Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.340%
Expected lives (years)	2.0
Expected price volatility	35.6%
Forfeiture Rate	0.0%

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.  As of December 31, 2009 the balance due to the majority shareholder is $578,154.  The use of shares was made for operating cash requirements.  The amount due to the shareholder’s interest bearing at 5% per annum with no repayment terms and the amount is payable upon demand.

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