Form 10-Q
period 2010-03-31
Proper Power & Energy, Inc.
filed 2010-05-17
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (_x_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of April 30, 2010 was 67,500,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
Balance Sheet

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$116,329	$18,538
Total current assets	116,329	18,538

Property & equipment, net of accumulated
depreciation of $900 and $0, respectively	34,637	35,537

Intangible property, net of accumulated
amortization of $1,667 and $0, respectively	191,667	94,167

Total Assets	$342,633	$248,242

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$48,378	$19,710
Demand notes payable	111,969	87,969
Total current liabilities	160,347	107,679

Notes payable, current	200,000	200,000
Notes payable to Shareholder	678,154	578,154

Total liabilities	$1,038,501	$885,833

Stockholders' Equity
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 67,500,000 and 67,500,000 shares
issued and outstanding, respectively	6,750	6,750
Additional paid-in capital	153,558	153,558
Accumulated Deficit	(856,176)	(797,899)
Total stockholders' equity	(695,868)	(637,591)

Total Liabilities and Stockholders' Equity	$342,633	$248,242

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc. Statement of Operations For the Three Months Ended March 31, 2010 and 2009

	2010		2009

Revenues	$-		$-

Operating expenses:
Marketing & promotion	270		-
General & administration	3,416		-
Professional fees	36,590		-
Depreciation & amortization	3,400		-
Interest expense	11,098		-
Total operating expenses	58,277		-

Net loss	$(58,277)	$	- -

Earnings (loss) per share, primary and dilutive	$(0.00)		$(0.00)

Weighted average shares outstanding
primary and dilutive	67,500,000		67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(58,277)	$-
Adjustment to reconcile Net loss to net
cash provided by operations:
Depreciation and amortization	3,400	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	28,668	-
Net Cash (Used) Provided by Operating Activities	(26,209)	-

Cash Flows from Financing Activities:
Proceeds from issuance of options	-	-
Proceeds from issuance of note payable	24,000	-
Proceeds from stockholder advances	100,000	-
Repayment of stockholder advances	-	-
Net Cash (Used) Provided by Operating Activities	124,000	-

Net increase in Cash	97,791	-

Cash at beginning of period	18,538	2,038

Cash at end of period	$116,329	$2,038

Supplemental cash flow information:
Interest paid	$382	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

March 31, 2010 and 2009

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

In February 2010, the Company changed stock transfer agents to ClearTrust Transfer, LLC of Lutz, Florida.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Link to Table of Contents

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010 and 2009; (b) the financial position at March 31, 2010 and 2009, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2010 and 2009 is not necessarily indicative of the results that may be expected for the entire year.

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

Intangibles and Long-Lived Assets

The Company has been in the exploration for oil and gas since March 2009 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are to be expensed as incurred. Mineral property (Land Leases) acquisition costs are initially capitalized when incurred.  We amortize intangibles on a straight-line basis over a period of twenty years.

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

Link to Table of Contents

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $270, and $0 for the three months ended March 31, 2010 and 2009, respectively.

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

Subsequent Events

These interim condensed financial statements were approved by management and were issued on May xx, 2010.  Subsequent events have been evaluated through this date.

NOTE 3 – GOING CONCERN

The Company’s business plan is to acquire, explore and develop potential oil and gas producing properties. The Company has not determined whether its land leases contain oil and gas reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of March 31, 2010, the

Link to Table of Contents

Company has never generated any revenues from oil and gas exploration and has accumulated losses of $856,176 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Seismic Equipment	$37,786	$-
Less: Accumulated Depreciation	3,149	-
	$34,637	$-

Depreciation expense on equipment for the three month periods ending March 31, 2010 and 2009 was $900 and $0, respectively.

NOTE 5 – ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that there are no new or impending standards that may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 6 – INTANGIBLE ASSETS

The Company entered into a land lease, in the amount of $200,000, secured by a promissory note.   The land has been identified for future drilling.  The Company is currently amortizing the lease over 20 years, at an annual rate of $10,000.  The Company will re-assess the amortization and any impairment to the property upon further testing and production estimates.  Amortization expense for the three months ended March 31, 2010 and 2009 was $2,500 and $0, respectively.

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

The Company received advances from an unrelated party in the amount of $111,969, net of repayments..  The advances are a demand note and bear interest at 6%.  All interest on the outstanding debt has been accrued.

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers

Link to Table of Contents

realization of such amounts to be more likely than not.  As of March 31, 2010, the Company incurred losses of approximately $782,000.

NOTE 9 – EQUITY

Forward Stock-Split

On April 21, 2009, the Company filed with the Delaware Secretary of State, a Certificate of Amendment to its Certificate of Incorporation which increased the number of authorized shares of common stock to 500,000,000 with a par value of $.0001 per share and which forward split all issued and outstanding shares of common stock on a 50-for-1 ratio.

The fifty for one forward stock split resulted in each shareholder receiving forty nine additional shares for every share they owned.  All periods presented have been adjusted for the forward stock-split, retroactive to the periods presented, for the purpose of comparability.

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

The Company issued an additional 100,000 warrants in 2009, with exercise prices of $1.50 to $2.00 per share, to certain service providers for work performed.   Based on the fair market stock price at the date of the agreement compared to the exercise price, with consideration of the length of time and the stock price volatility, there was no recognition of compensation expense, since the option price exceeded the current valuation of the option.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2008	-	-	-	-
Granted	200,000	200,000	$ -	$ 1.88	3 years
Exercised	-	-
Forfeited	-	-
Options, December 31, 2009	200,000	200,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, March 31, 2010	200,000	200,000

Assumptions
Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.340%
Expected lives (years)	2.0
Expected price volatility	35.6%

Link to Table of Contents

Forfeiture Rate	0.0%

NOTE 10 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.   The use of shares was made for operating cash requirements.  During January 2010, the majority shareholder loaned the company an additional $100,000 in cash.  As of March 31, 2010 the balance due to the majority shareholder is $678,154. The amount due to the shareholder is interest bearing at 2% per annum with no repayment terms and the amount is payable upon demand.  All interest on this debt has been accrued.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended March 31, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Proper Power and Energy, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

1.

Our business strategy;

2.

Our financial position;

3.

The extent to which we are leveraged;

4.

Our cash flow and liquidity;

5.

Our inability to obtain additional financing in order to fund our operations, capital expenditures, and to meet our other obligations;

6.

Our inability to attract and retain key personnel;

7.

Cost associated with perfecting title for mineral rights in some of our properties.

8.

Uncertainty in exploring for oil and producing oil and gas;

9.

Availability of drilling and production equipment and field service providers;

10.

Disruption of operations and damages due to natural disasters;

11.

Availability, cost and adequacy of insurance coverage;

12.

Competition in the oil and gas industry;

13.

The effects of government regulation and permitting and other legal requirements;

14.

Declines in the prices of oil and gas affecting our estimated operating results and cash flow;

15.

Economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2009, is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Link to Table of Contents

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

Results of Operations

The Company had no revenues for the three month periods ended March 31, 2010 and 2009, respectively.   The Company has not generated any revenue from oil and gas exploration since changing the operating business.

Operating expenses were $58,277, and $0 for the three month periods ended March 31, 2010 and 2009, respectively.  The increase to the operating expenses was related to the maintenance of the corporate entity, primarily accounting and legal fees and interest expense. It is anticipated that future expenditure levels may increase as the Company becomes operational.

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

Liquidity and Capital Resources

As of March 31, 2010 our cash increased, due mostly to the loans the Company received by its majority shareholder.  The majority of our cash is being held in trust for future acquisitions of land or mineral rights.

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

Link to Table of Contents

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

With respect to the period ending March 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2010, the Company did not issue any unregistered shares of its common stock.

During the nine month period ended September 30, 2009, the Company issued 100,000 warrants, with an exercise price of $2, to a current shareholder for $26,658.

Link to Table of Contents

The Company issued an additional 100,000 warrants, with exercise prices of $1.50 to $2.00 per share, to certain service providers for work performed.   Based on the fair market stock price at the date of the agreement compared to the exercise price, with consideration of the length of time and the stock price volatility, there was no recognition of compensation expense, since the option price exceeded the current valuation of the option.  The proceeds from the sale of the options were used to fund general operating expenses of the Company.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5.  Other Information.

In March 2009, the Company changed stock transfer agents to PacWest Transfer, LLC of Las Vegas, Nevada.

In February 2010, the Company changed stock transfer agents to ClearTrust Transfer, LLC of Lutz, Florida.

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

Link to Table of Contents

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

PROPER POWER AND ENERGY, INC.

Date: May 17, 2010

By:  /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: May 17, 2010

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer