Form 10-Q
period 2010-09-30
Proper Power & Energy, Inc.
filed 2010-11-15
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 15, 2010 was 67,500,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
Balance Sheet

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$116,886	$18,538
Total current assets	116,886	18,538

Property & equipment, net of accumulated
depreciation of $6,298 and $2,249, respectively	31,488	35,537

Intangible property, net of accumulated
amortization of $13,333 and $5,833, respectively	186,667	94,167

Total Assets	$335,041	$248,242

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$59,259	$19,710
Demand notes payable	133,460	87,969
Total current liabilities	182,719	107,679

Notes payable, current	200,000	200,000
Notes payable to Shareholder	678,154	578,154

Total liabilities	$1,070,873	$885,833

Stockholders' Equity
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 67,500,000 and 67,500,000 shares
issued and outstanding, respectively	6,750	6,750
Additional paid-in capital	153,558	153,558
Accumulated Deficit	(886,140)	(797,899)
Total stockholders' equity	(735,832)	(637,591)

Total Liabilities and Stockholders' Equity	$335,041	$248,242

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Operating expenses:
Marketing & promotion	2,522	5,650	6,865	12,709
Consulting	1,080	34,250	1,560	673,000
Professional fees	2,674	9,605	44,248	19,175
General & administrative	2,735	102	6,536	1,773
Amortization and depreciation	4,300	2,150	11,549	2,567
Interest expenses	8,513	8,657	27,482	10,000
Total operating expenses	21,825	60,414	98,240	719,224

Net income (loss)	$(21,825)	$(60,414)	$(98,240)	$(719,224)

Earnings (loss) per share, primary
and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
primary and dilutive	67,500,000	67,500,000	67,500,000	67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(98,241)	$(719,224)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	11,549	2,567
Changes in assets and liabilities:
Accounts receivable	-	500
Prepaid expenses	-	129
Accounts payable and accrued expenses	39,549	13,797
Net Cash (Used) Provided by Operating Activities	(47,143)	(702,231)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(37,786)
Net Cash (Used) by Operating Activities	-	(37,786)

Cash Flows from Financing Activities:
Proceeds from issuance of warrants	-	53,842
Proceeds from issuance of note payable	45,491	115,600
Proceeds from stockholder advances	100,000	590,000
Repayment of stockholder advances	-	(11,846)
Net Cash (Used) Provided by Operating Activities	145,491	747,596

Net increase/decrease in Cash	98,348	7,579
Cash at beginning of period	18,538	2,038
Cash at end of period	$116,886	$9,617

Supplemental cash flow information:
Interest paid	$-	$1,695
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

September 30, 2010 and 2009

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

Link to Table of Contents

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month periods ended September 30, 2010 and 2009; (b) the financial position at September 30, 2010 and 2009, and (c) cash flows for the nine month periods ended September 30, 2010 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the nine months ended September 30, 2010 and 2009 is not necessarily indicative of the results that may be expected for the entire year.

Fair Value Information

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $840, and $0 for the nine months ended September 30, 2010 and 2009, respectively.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2010 the Company has limited cash resources to purchase potential oil and gas producing properties and, therefore will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of September 30, 2010, the Company has never generated any revenues from oil and gas exploration and has accumulated significant losses since inception.  These financial statements do not

Link to Table of Contents

include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Seismic Equipment	$37,786	$37,786
Less: Accumulated Depreciation	6,298	2,249
	$31,488	$35,537

Depreciation expense on equipment for the nine month periods ending September 30, 2010 and 2009 was $4,049 and $900, respectively.

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

NOTE 6 – INTANGIBLE ASSETS

The Company entered into a land lease, in the amount of $200,000, secured by a promissory note.   The land has been identified for future drilling.  The Company is currently amortizing the lease over 20 years, at an annual rate of $10,000.  The Company will re-assess the amortization and any impairment to the property upon further testing and production estimates.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $7,500 and $3,333, respectively.

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

The Company received advances from an unrelated party in the amount of $133,460, net of repayments.  The advances are a demand note and bear interest at 6%.  All unpaid interest on the outstanding debt has been accrued.

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2010, the Company incurred losses of approximately $896,000.

Link to Table of Contents

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

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2008	-	-	-	-
Granted	200,000	200,000	$ -	$ 1.88	3 years
Exercised	-	-
Forfeited	-	-
Options, December 31, 2009	200,000	200,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options, September 30, 2010	200,000	200,000

Assumptions
Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	1.340%
Expected lives (years)	2.0
Expected price volatility	35.6%
Forfeiture Rate	0.0%

Link to Table of Contents

NOTE 10 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.   The use of shares was made for operating cash requirements.  During January 2010, the majority shareholder loaned the company an additional $100,000 in cash.  As of September 30, 2010 the balance due to the majority shareholder is $678,154. The amount due to the shareholder is interest bearing at 2% per annum with no repayment terms and the amount is payable upon demand.  All interest on this debt has been accrued.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended September 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

The Company had no revenues for the nine month periods ended September 30, 2010 and 2009, respectively.   The Company has not generated any revenue from oil and gas exploration since changing the operating business.

Operating expenses were $21,825, $98,240, $60,414 and $719,224 for the three and nine month periods ended September 30, 2010 and 2009, respectively.  The operating expenses for the first nine months of 2009 include $638,750 in consulting fees that were not repeated during 2010.  The other expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees and interest expense. It is anticipated that future expenditure levels will increase as the Company becomes operational.

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

Liquidity and Capital Resources

As of September 30, 2010 our cash increased, due mostly to the loans the Company received from its majority shareholder.  The majority of our cash is being held in trust for future acquisitions of land or mineral rights.

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

With respect to the period ending September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2010, the Company did not issue any unregistered shares of its common stock.

Link to Table of Contents

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

Date: November 15, 2010

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: November 15, 2010

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer