Form 10-K
period 2010-12-31
Proper Power & Energy, Inc.
filed 2011-03-31
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes (_)  No (x).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

The aggregate market value of the Common Stock held by non-affiliates of approximately 52,292,000 shares of Common Stock as of March 11, 2011 was approximately $1,412,000 based on a closing sales price of $0.027 per share of Common Stock on December 31, 2010, the last business day of the Registrant’s most recently completed year as reported by NASDAQ.com.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 11, 2011 was 101,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PROPER POWER AND ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Proper Power and Energy, Inc. for the year ended December 31, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

Business Development

Proper Power and Energy, Inc.  (“PPWE”, “The Company”) was incorporated January 1, 2000 in the State of Delaware.  Prior to the March 31, 2009, the Company operated under the name Ivecon, Inc. (“IVEO”, “Ivecon”) as a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. The Company also provided computer support for designing websites.

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

 (1) Principal Products or Services and Their Markets

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

(5) Sources and Availability of Raw Materials

We may encounter intense competition from other oil and gas companies in all areas of our operations, including the acquisition of equipment and manpower. Our competitors include major integrated oil and gas companies, numerous independent oil and gas companies and individuals.  At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

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

We believe our operations will be in substantial compliance with applicable environmental laws and regulations. We plan to make expenditures on a regular basis relating to environmental compliance. We plan to maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. The insurance coverage maintained by us will provide for the reimbursement to us of costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our  financial position or our results of operations

 (10) Research and Development During Last Two Fiscal Years

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

(12) Our Employees

As of December 31, 2010, we had 3 part time employees.  We have no consulting contracts with anyone to provide services to the company.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We did not receive any comments from the commission staff during fiscal year 2010.

Item 2. Properties.

The Company rents office space in Tampa, Florida from a related party.

The Company has secured a lease on 11,000 acres in the Rush Valley region of Utah and seismic charts of the area for exploration.

The Company has secured a revenue sharing lease in Kentucky on 87 acres with existing capped wells.

Item 3. Legal Proceedings.

None

Item 4. [Removed and reserved.]

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

QUARTER ENDED	HIGH	LOW

June 30, 2009	$ 0.27	$ 0.10
September 30, 2009	$ 0.25	$ 0.12
December 31, 2009	$ 0.35	$ 0.07
March 31, 2010	$ 0.30	$ 0.05
June 30, 2010	$ 0.28	$ 0.14
September 30, 2010	$ 0.18	$ 0.04
December 31, 2010	$ 0.12	$ 0.02

As of March 11, 2011, we had 101,500,000 shares of common stock issued and outstanding held by approximately 51 shareholders of record.

Holders of Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.  As of December 31, 2010 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 51.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2010 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying  financial statements and the notes to those financial statements included elsewhere in this annual report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.

Plan of Operation

General

Since our reorganization in March 2009, the Company has not had any active operations.  No sales of any kind were made during 2010 on the former products of IVEC, During 2009 we realigned the operations of the Company, hired consultants and procured the land leases in our preferred site and seismic charts of the area. During 2010, the Company evaluated several new leases and acquired a lease in Kentucky for production and exploration.  During 2011, we intend to solicit the funds necessary to begin our exploratory fieldwork and drilling in Utah and to start production in Kentucky.

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

Liquidity and Capital Resources

Our cash decreased to $82 as of December 31, 2010 compared to $18,538 as of December 31, 2009, due to payment of expenses.

The cash used in operating activities during the period ended December 31, 2010 was ($50,947) compared to ($723,044) used during the period ended December 31, 2009.  The decrease was due to fewer expenses for consulting and reporting.  There were no sales during 2010 or 2009 and gross profit was zero for both years.  Operating expenses decreased during the same period to $426,088 compared to $748,865, primarily due a decrease in consulting fees slightly offset by an increase in officer compensation.

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

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 2 to Notes of Financial Statements found in the Company’s annual financial statements filed with Form 10-K.

2010 Compared to 2009

Total revenues during 2010 and 2009 were $0. Operating expenses decreased during the same period to $426,088 compared to $748,865, primarily due to a decrease in consulting fees slightly offset by an increase in officer compensation. We hope to start see revenues from production in our new Kentucky lease and later in Utah after we have drilled our first well.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(c) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Position
Joseph E. Abdo	54	Chief Executive Officer and Chairman of the Board of Directors (1)
Andrew J. Kacic	63	President
Lior Segal	38	Treasurer, Chief Financial Officer and Director
Mark E Pena	49	Secretary/Director
Khalil Abdo	53	Director (2)
(1). This is the first Directorship of a reporting company held by Mr. Joseph Abdo
(2) This is the first Directorship of a reporting company held by Mr. Khalil Abdo

Background of Executive Officers and Directors

Joseph E. Abdo

Joseph E. Abdo is 54 years of age.  Mr. Abdo is the brother of our director, Khalil Abdo.  In the last five years, Mr. Abdo has served as the Chairman of the Board of Directors and President for J&K Properties, Inc., a privately owned corporation involved in the real estate business.  He also has served as the Chairman of the Board of Directors and President for J&J Properties, Inc. a privately owned corporation engaged in private investment and lending activities. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mr. Abdo is not an officer or director of any other public company.  As of the date of this filing, Mr. Abdo has not engaged in any related party transactions with the Company.  Mr. Abdo’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate and investments.  Mr. Abdo’s business skills and his experience in corporate financial matters provide the understanding necessary to serve on Board of Directors and as the President and Chief Executive Officer of the Company.

Khalil Abdo

Khalil Abdo is 53 years of age. Mr. Abdo is the brother of our President, Chief Executive Officer and Director, Joseph E. Abdo.  In the last five years, Mr. Abdo has served as the president and a director for Riverside, Inc., a privately owned corporation engaged in the real estate business as well as private investment activities.  Riverside, Inc. is not a parent, subsidiary or affiliate of the Company.  Mr. Abdo is not an officer or director of any other public company.  As of the date of this filing, Mr. Abdo has not engaged in any related party transactions with the Company.  Mr. Abdo’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate and investments.  Mr. Abdo’s business skills and his experience in corporate financial matters provide the understanding necessary to serve as a member of the Board of Directors of the Company.

Mark E. Pena

Mark E. Pena is 49 years of age.  Mr. Pena has no relationship with any other officer or director of the Company.  For the last five years, Mr. Pena has been engaged in the practice of law as his principal occupation. Mr. Pena is a member of the Florida Bar, the United States District Court for the Middle District of Florida and the United States Court of Appeals for the Eleventh Circuit. Mr. Pena is the president and director of The Law Office of Mark E. Pena, P.A., which is not a parent, subsidiary or affiliate of the

Company.  The primary focus of Mr. Pena’s practice has been corporation formation and litigation, with a minor concentration of securities filings and securities litigation.  Mr. Pena is not an officer or director of any other public company. As of the date of this filing, Mr. Pena has not engaged in any related party transactions with the Company.  Mr. Pena’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate, investments and the practice of law.  Mr. Pena’s education, business skills, and his experience as an attorney and in corporate financial and legal matters provide the understanding necessary to serve on Board of Directors of the Company.

Lior Segal

Lior Segal is 38 years of age. Mr. Segal has no relationship with any other officer or director of Company.  Since May 2007, Mr. Segal has been a partner in the law firm of Segal & Schuh, P.L.  From April 2006 through January 2007, Mr. Segal served as the chief financial officer for Internal Hydro International, Inc.  From September 2003 through January 2006, Mr. Segal served as the chief financial officer for Sun Rayz Products, Inc.  None of the aforementioned entities is a parent, subsidiary or other affiliate of the Company. Mr. Segal is not an officer or director of any other public company. As of the date of this filing, Mr. Segal has not engaged in any related party transactions with the Company. Mr. Segal’s qualifications to serve as a director at this time include his knowledge of the Company’s intended business model as well as his many years of business experience in various industries, including real estate, investments and the practice of law.  Mr. Segal’s education, business skills, his experience as an attorney and in corporate financial and legal matters, as well as serving as the chief financial officer for other companies in the past, provide the understanding necessary to serve on Board of Directors and as the Chief Financial Officer of the Company.

Andrew J. Kacic

In January 2011, Andrew J. Kacic replaced Joseph Abdo as President of Proper Power & Energy.  Mr. Kacic, age 63, brings more than 32 years of progressive experience as a chief executive in oil and gas, investment banking, insurance services and public securities.  Mr. Kacic was the founder and president of American Resources of Delaware, Inc. and its subsidiary Southern Gas Company, successfully taking assets from $220,000 to more than $40 million in less than 4 years.  Mr. Abdo will remain the Chief Executive Officer and Chairman of the Board.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $250,000 in revenue we rely on our Chief Financial Officer, Lior Segal, for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Segal as both our company CFO and our audit committee financial expert is not detrimental to the Company. Mr. Segal has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Segal has gained this expertise through his formal education and experience as CFO of several other companies and as a certified public accountant with several years’ experience. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2009 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2010 and 2009, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2010 and 2009, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa-tion($)
Joseph Abdo, President, Chairman of the Board of Directors (2)	2010	-0-	-0-	-0-	$76,500	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Khalil Abdo, Director (2)	2010	-0-	-0-	-0-	$76,500	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Pena, Secretary/Director (2)	2010	-0-	-0-	-0-	$76,500	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lior Segal, CFO Treasurer/Director (2)	2010	-0-	-0-	-0-	$76,500	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon (1), President, Chairman of the Board of Directors	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John A. Ziegler (1), Treasurer/Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mauricio D'Leon (1), Secretary/Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) These directors stepped down as of March 5, 2009. There were no employment contracts in place, nor are there any agreements for compensation in the future.

(2) These directors were appointed as of March 7, 2009.  There were no employment contracts in place at December 31, 2010 or 2009, nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

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

		Amount and Nature of Beneficial Ownership	Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	March 11, 2011	March 11, 2011
Common Stock	Joseph Abdo 334 S Hyde Park Ave Tampa, FL	21,958,006	22%
Common Stock	Mark Pena 334 S Hyde Park Ave Tampa FL	10,200,000	10%
Common Stock	Lior Segal 13575 58th St N Suite 140 Clearwater, FL	9,650,000	10%
Common Stock	All Executive Officers and Directors as a Group (1)	48,708,006	48%
Common Stock	Highland Capital Fund 3 Seneca Trail Charlestown, RI	10,500,000	10%
Common Stock	Cede & Co 55 Waters St New York, NY	20,719,167	21%
Common Stock	Four Peaks Ventures LLC 5235 North 16th St, Ste. 321 Phoenix, AZ	5,000,000	5%
Common Stock	Mike Nehmeh 19061 Milford Cir Huntington Beach, CA	5,000,000	5%

(1) The percentages are based on 101,500,000 shares of common stock issued and outstanding as of March 11, 2011

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

Peter Messineo, CPA was named as our principal accountant on December 21, 2009.  The estimated cost of the audit for the year ended December 31, 2009 was $7,500 for the audit or review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

The aggregate fees billed for professional services rendered by our principal accountant, Peter Messineo, CPA  for the audit of the registrant's December 31, 2010 annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the review periods ended March 31, 2010, June 30, 2010 and September 30, 2010 is $3,600.  Fees for the annual audit for the year ended December 31, 2010 in the amount of $5,000 have not been billed yet.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. or Peter Messineo, CPA  that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the caption “Audit Fees” was $0. The nature of the services comprising the fees disclosed under this category was: N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. or Peter Messineo, CPA for tax compliance, tax advice, and tax planning was $ 0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A. or Peter Messineo, CPA, other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section.  The nature of the services comprising the fees disclosed under this category was: N/A.

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

Date: March 30, 2011

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer, Director

Date: March 30, 2011

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer, Director

Date: March 30, 2011

By: /s/ Khalil Abdo

KHALIL ADBO, Director

Date: March 30, 2011

By: /s/ Mark Pena

MARK PENA, Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets for the periods ending
December 31, 2010 and 2009	F-2

Statements of Operation for the periods ending
December 31, 2010 and 2009	F-3

Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009	F-4

Statements of Cash Flow
For the Years Ended December 31, 2010 and 2009	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Proper Power and Energy, Inc.:

I have audited the accompanying balance sheets of Proper Power and Energy, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proper Power and Energy, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company is without significant operating revenues and has losses from operations and has an accumulated deficit. As discussed in note 3, the current losses and the Company’s working capital shortage indicated that there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 12, 2011

Proper Power and Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current assets
Cash	$82	$18,538
Accounts receivable	-	-
Prepaid expenses	612,000	-
Total current assets	612,082	18,538

Property & equipment, net of accumulated
depreciation of $7,647 and $2,249, respectively	30,139	35,537

Intangible property, net of accumulated
amortization of $17,458 and $5,833, respectively	312,542	194,167

Total Assets	$954,763	$248,242

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$56,528	$19,710
Demand notes payable	153,469	87,969
Total current liabilities	209,997	107,679

Notes payable, current	200,000	200,000
Notes payable to Shareholder	563,154	578,154

Total liabilities	973,151	885,833

Stockholders' Deficit
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 101,000,000 and 67,500,000 shares
issued and outstanding, respectively	10,100	6,750
Additional paid-in capital	1,195,499	153,558
Accumulated Deficit	(1,223,987)	(797,899)
Total stockholders' deficit	(18,388)	(637,591)

Total Liabilities and Stockholders' Deficit	$954,763	$248,242

The accompanying notes are an integral part of these financial statements.

Proper Power and Energy, Inc.
Statement of Operations

	For the Years Ended
	December 31,
	2010	2009

Revenues	$-	$-

Direct costs	-	-

Gross Margin	-	-

Operating expenses:
Marketing & promotion	6,865	15,024
Consulting	1,800	676,480
Professional fees	38,370	30,979
General & administrative	310,436	2,143
Amortization and depreciation	17,023	8,082
Interest expenses	36,294	16,157
Total operating expenses	426,088	748,865

Net income (loss)	$(426,088)	$(748,865)

Earnings (loss) per share, primary
and dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding
primary and dilutive	69,052,055	67,500,000

The accompanying notes are an integral part of these financial statements.

Proper Power and Energy, Inc.
Statement of Stockholders' Deficit

				Additional		Stock-
		Common		Paid in	Accumulated	Holders'
	shares		$.0001 par	Capital	Deficit	Deficit

Balance at December 31, 2008	1,350,000		$ 135	$ 48,966	$ (49,034)	$ 67

Forward stock split (50:1)	66,150,000		6,615	(6,615)		-

Issuance of options			-	111,207		111,207

Net loss (audited)					(748,865)	(748,865)

Balance at December 31, 2009	67,500,000		6,750	153,558	(797,899)	(637,591)

Stock issued for lease	3,000,000		300	104,700		105,000

Sale of warrants				6,991		6,991

Stock issued for offering costs	20,000,000		2,000	610,000		612,000

Stock issued for services	10,500,000		1,050	320,250		321,300

Net loss (audited)					(426,088)	(426,088)

Balance at December 31, 2010	101,000,000		$ 10,100	$ 1,195,499	$ (1,223,987)	$ (18,388)

The accompanying notes are an integral part of these financial statements.

Proper Power and Energy, Inc.
Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(426,088)	$(748,865)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	17,023	8,082
Stock-based compensation	321,300	-
Changes in assets and liabilities:
Accounts receivable	-	500
Prepaid expenses	-	129
Accounts payable and accrued expenses	36,818	17,110
Net Cash (Used) by Operating Activities	(50,947)	(723,044)

Cash Flows from Investing Activities:
Purchase of property and equipment	(25,000)	(37,786)
Net Cash (Used) by Operating Activities	(25,000)	(37,786)

Cash Flows from Financing Activities:
Proceeds from issuance of warrants	6,991	111,207
Proceeds from issuance of note payable	165,500	115,600
Repayments of notes payable	(100,000)	(27,631)
Proceeds from stockholder advances	-	590,000
Repayment of stockholder advances	(15,000)	(11,846)
Net Cash Provided by Operating Activities	57,491	777,330

Net increase/(decrease) in Cash	(18,456)	16,500

Cash at beginning of period	18,538	2,038

Cash at end of period	$82	$18,538

Supplemental cash flow information:
Interest paid	$382	$-
Taxes paid	$-	$-
Non-cash transactions
In December 2010, the Company issued 20 million shares of common stock for $612,000 in prepaid offering costs

The accompanying notes are an integral part of these financial statements.

F-6

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Proper Power and Energy, Inc. (“PPWE”, “The Company”) was incorporated January 1, 2000 in the State of Delaware.  Prior to the first quarter of 2009, the Company operated under the name Ivecon, Inc. (“IVEO”, “Ivecon”) as a developer of a secure (encrypted) instant messenger with integrated desktop search, media center, and commerce system. The Company also provided computer support for designing websites.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2010 presentation. Such reclassification includes allocation between common stock and additional paid in capital.

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements.  This value was evaluated on a recurring basis (at least annually).  Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs were used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

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

Intangibles and Long-Lived Assets

The Company has been in the exploration for oil and gas since March 2009 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are to be expensed as incurred. Mineral property (Land Leases) acquisition costs are initially capitalized when incurred.  We amortize intangibles on a straight-line basis over twenty years.

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $3,209 for the years ended December 31, 2010 and 2009, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. Due to the losses, the outstanding warrants are considered to be non-dilutive and not included in the earnings per share calculation.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on the financial statements.  Accounting pronouncements issued subsequent to the date of these financial statements were considered significant by management and evaluated for the potential effect on these  financial statements.  Management does not believe any subsequent pronouncements will have a material effect on these  financial statements as presented and does not anticipate the need for any future restatement of these  financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2010 through the date these financial statements were issued.

Subsequent Events

The Company has evaluated subsequent events through March 11, 2011 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

NOTE 3 – GOING CONCERN

The Company’s business plan is to acquire, explore and develop potential oil and gas producing properties. The Company has not determined whether its land leases contain oil and gas reserves that are economically recoverable.

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At December 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of December 31, 2010, the Company has never generated any revenues from oil and gas exploration and has accumulated losses of $1,223,987 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 4 – INTANGIBLE ASSETS

The Company has entered into two land leases.  The land has been identified for future drilling and production.  The Company is currently amortizing the leases over 20 years, on a straight-line basis.  The Company will re-assess the amortization and any impairment to the properties upon further testing and production estimates.  Amortization expense for the years ended December 31, 2010 and 2009 was $11,625 and $5,833, respectively.

Future amortization for the next five years ended December 31:.

2011	$17,500
2012	17,500
2013	17,500
2014	17,500
2015	17,500

NOTE 5 – NOTES PAYABLE

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

The minimum payments on the notes payable for the years ending December 31 are as follows:

2010	$-
2011	3,975
2012	5,585
2013	190,440
2014	-
2015	-
Thereafter	-
Total	$200,000

The company received advances from unrelated parties in the amount of $153,469.  The advances are payable on demand and bear interest at 6%.

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 6 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2010 and 2009, the Company incurred losses of approximately $105,000 and $798,000, respectively.

NOTE 7 – EQUITY

Common Stock

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

On November 17, 2010, the Company issued 3,000,000 shares of common stock for a revenue interest in a land lease in Kentucky.

On December 20, 2010, the Company issued 2,500,000 shares of common stock to each of the four (4) officers as compensation for services, 500,000 shares of common stock to an outside consultant for services and 20,000,000 shares of common stock for costs associated with private placement memorandums and the raising of capital.

Options and Warrants

During year ended December 31, 2009, the Company issued 100,000 options, with an exercise price of $2 and a term of three years, to a current shareholder for $26,658.

The Company issued an additional 100,000, in October 2010, with exercise prices of $1.50 to $2.00 per share and terms of three years, to certain service providers for work performed.  Based on the fair market stock price at the date of the agreement compared to the exercise price, with consideration of the length of time and the stock price volatility, there was no recognition of compensation expense, since the option price exceeded the current valuation of the option.

In December 2010, Company issued 349,550 warrants, with an exercise price of $2, and a term of six months, to a current shareholder for $6,991.

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contract
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2008	-	-	-	-
Granted	200,000	200,000

Proper Power and Energy, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

Exercised	-	-
Forfeited	-	-
Options, December 31, 2009	200,000	200,000
Granted	349,550	349,550
Exercised	-	-
Forfeited	-	-
Options, December 31, 2010	549,550	549,550	-	$ 1.95	.7 years

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.  As of December 31, 2010 the balance due to the majority shareholder is $563,154.  The use of shares was made for operating cash requirements.  The amount due to the shareholder’s bears interest at 2% per annum with no repayment terms and the amount is payable upon demand.

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

NOTE 9 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

In January 2011, Andrew J. Kacic replaced Joseph Abdo as President of Proper Power & Energy.  Mr. Kacic brings more than 32 years of progressive experience as a chief executive in oil and gas, investment banking, insurance services and public securities.  Mr. Kacic was the founder and president of American Resources of Delaware, Inc. and its subsidiary Southern Gas Company, successfully taking assets from $220,000 to more than $40 million in less than 4 years.  Mr. Abdo will remain the Chief Executive Officer and Chairman of the Board.