Form 10-Q
period 2011-03-31
Proper Power & Energy, Inc.
filed 2011-05-16
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company (_x_)                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 15, 2011 was 101,000,000.

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
Balance Sheet

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$344	$82
Accounts receivable	1,772	-
Advances and prepaid production costs	129,551
Prepaid offering costs	612,000	612,000
Total current assets	743,667	612,082

Property & equipment, net of accumulated
depreciation of $8,547 and $7,647, respectively	29,239	30,139

Intangible property, net of accumulated
amortization of $21,583 and $17,458, respectively	308,417	312,542

Total Assets	$1,081,323	$954,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$77,413	$56,528
Notes payable, current portion	3,975	-
Demand notes payable	173,969	153,469
Notes payable to shareholders	672,705	563,154
Total current liabilities	928,062	773,151

Notes payable, net of current portion	196,025	200,000
Total liabilities	1,124,087	973,151

Stockholders' Equity
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 101,000,000 and 101,000,000 shares
issued and outstanding, respectively	10,100	10,100
Additional paid-in capital	1,195,499	1,195,499
Accumulated Deficit	(1,248,363)	(1,223,987)
Total stockholders' equity	(42,764)	(18,388)

Total Liabilities and Stockholders' Equity	$1,081,323	$954,763

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenues	$1,772	$-

Operating expenses:
Marketing & promotion	2,045	3,773
Professional fees	13,220	36,590
General & administrative	418	3,416
Amortization and depreciation	5,025	3,400
Interest expenses	5,440	11,098
Total operating expenses	26,148	58,277

Net income (loss)	$(24,376)	$(58,277)

Earnings (loss) per share, primary
and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	101,000,000	67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(24,376)	$(58,277)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	5,025	3,400
Stock based compensation
Changes in assets and liabilities:
Accounts receivable	(1,772)	-
Advances and prepaid production costs	(129,551)	-
Accounts payable and accrued expenses	20,885	28,668
Net Cash (Used) Provided by Operating Activities	(129,789)	(26,209)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	20,500	24,000
Repayments of notes payable	-	-
Proceeds from stockholder advances	109,551	100,000
Repayment of stockholder advances	-	-
Net Cash (Used) Provided by Operating Activities	130,051	124,000

Net increase/decrease in Cash	262	97,791

Cash at beginning of period	82	18,538

Cash at end of period	$344	$116,329

Supplemental cash flow information:
Interest paid	$-	$382
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

March 31, 2011 and 2010

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

Link to Table of Contents

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2011 and 2010; (b) the financial position at March 31, 2011, and (c) cash flows for the three month periods ended March 31, 2011 and 2010, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the nine months ended March 31, 2011 and 2010 is not necessarily indicative of the results that may be expected for the entire year.

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

Oil and Gas Properties

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.

Revenue Recognition

The Company owns a percentage of a net revenue lease on an oil and gas property.  Revenues are recorded based on the reports of the lease operator when the proceeds of the production are known and the related production costs are allocated to all lease holders.  The Company records the net amount receivable, after expenses, as net lease revenues.

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $2,045, and $270 for the three months ended March 31, 2011 and 2010, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. Due to the losses, the outstanding warrants are considered to be anti-dilutive and not included in the earnings per share calculation.

Recent Accounting Pronouncements

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At March 31, 2011 the Company has limited cash resources to purchase potential oil and gas producing properties and, therefore will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of March 31, 2011, the Company has generated only minimal revenues from oil and gas production and has accumulated significant losses since inception.  These financial statements do not

Link to Table of Contents

include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at March 31, 2011 and December 31, 2009:

	March 31, 2011	December 31, 2009
Seismic Equipment	$37,786	$37,786
Less: Accumulated Depreciation	8,547	7,647
	$29,239	$30,139

Depreciation expense on equipment for the nine month periods ending March 31, 2011 and 2010 was $900 and $900, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has entered into two land leases.  The land has been identified for future drilling and production.  The Company is currently amortizing the leases over 20 years, on a straight-line basis.  The Company will re-assess the amortization and any impairment to the properties upon further testing and production estimates.  Amortization expense for the three month period ended March 31, 2011 and 2010 was $4,125 and $2,500 respectively.

Future amortization for the next five years ended December 31:.

2011	$ 12,375
2012	16,500
2013	16,500
2014	16,500
2015	16,500
thereafter	230,042
$ 308,417

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

The minimum payments on the notes payable for the years ending December 31 are as follows:

2011	$3,975
2012	5,585
2013	190,440
Thereafter	-
Total	$200,000

The company received advances from unrelated parties in the amount of $173,969.  The advances are payable on demand and bear interest at 6%.

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2011, the Company has incurred losses of approximately $868,000.

Link to Table of Contents

NOTE 8 – EQUITY

Stock Issuances

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

Link to Table of Contents

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.   The use of shares was made for operating cash requirements.  During January 2010, the majority shareholder loaned the company an additional $100,000 in cash.  In December 2010, $115,000 of the loan was repaid.  As of March 31, 2011 the balance due to the majority shareholder is $563,154. The amount due to the shareholder is interest bearing at 2% per annum with no repayment terms and the amount is payable upon demand.  All interest on this debt has been accrued.

During the three months ended March 31, 2011, a shareholder has loaned the Company a total of $109, 551 to help fund the production at the leased property in Kentucky.  The loans are unsecured, bear no interest and are payable on demand.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended March 31, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

15.

Economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers

Financial information provided in this Form 10-Q, for periods subsequent to December 31, 2010, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations

The Company received net lease revenues during the three month period ended march 31, 2011. The Company had no revenues for the three month period ended March 31, 2010.  All production expenses were deducted before the Company recognized the revenue.

Operating expenses were $26,148 and $58,277 for the three month periods ended March 31, 2011 and 2010, respectively.  The decrease is due to reductions of professional fees and interest charges.

The Company does not expect to generate any significant increases in revenue to cover the operating expenses.   The Company may incur significant operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of March 31, 2011 our cash increased, due mostly to the loans the Company received from its majority shareholder and minor revenue.

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

With respect to the period ending March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending March 31, 2011, the Company did not issue any unregistered shares of its common stock.

Link to Table of Contents

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5. Other Information.

None.

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

Date: May 16, 2011

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: May 16, 2011

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer