Form 10-Q
period 2011-06-30
Proper Power & Energy, Inc.
filed 2011-08-15
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

TABLE OF CONTENTS

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
Balance Sheet
		June 30,		December 31,
		2011		2010
		(unaudited)		(audited)
Assets
Current assets
Cash	$	---		$82
Prepaid drilling costs		134,422
Prepaid offering expenses		612,000		612,000
Total current assets		746,422		612,082

Property & equipment, net of accumulated
depreciation of $9,896 and $7,647, respectively		27,890		30,139
Intangible property, net of accumulated
amortization of $25,708 and $17,458, respectively		304,292		312,542
Total Assets		$1,078,604		$954,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses		$94,930		$56,528
Notes payable, current portion		3,975		---
Demand notes payable		249,469		153,469
Notes payable to Shareholders		677,576		563,154
Total current liabilities		1,025,950		773,151

Notes payable, net of current		196,025		200,000
Total liabilities		1,221,975		973,151

Stockholders' Equity
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 101,000,000 and 101,000,000 shares
issued and outstanding, respectively		10,100		10,100
Additional paid-in capital		1,195,499		1,195,499
Accumulated Deficit		(1,348,970)		(1,223,987)
Total stockholders' equity		(143,371)		(18,388)

Total Liabilities and Stockholders' Equity		$1,078,604	.	$954,763

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010

Revenues from oil lease, net	$(5,447)	$	---		$(3,675)	$	---

Operating expenses:
Drilling & exploration costs	74,851		---		74,851		---
Marketing & promotion	325		570		2,370		4,343
Consulting	---		---		---		---
Professional fees	2,367		5,464		15,587		42,054
General & administrative	20		385		438		3,801
Amortization and depreciation	5,474		3,849		10,499		7,249
Total operating expenses	83,037		10,268		103,745		57,447

Other (income) expense:
Interest expenses	12,122		7,871		17,562		18,969

Net income (loss)	$(100,607)		$(18,139)		$(124,983)		$(76,416)

Earnings (loss) per share, primary
and dilutive	$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average shares outstanding
primary and dilutive	101,000,000		67,500,000		101,000,000		67,500,000
				..

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
		2011			2010

Cash Flows from Operating Activities:
Net (loss) income		$(124,983)			$(76,415)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization		10,499			7,249
Changes in assets and liabilities:
Prepaid drilling costs		(134,422)			---
Accounts payable and accrued expenses		38,402			34,237
Net Cash (Used) Provided by Operating Activities		(210,504)			(34,929)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable		96,000			38,500
Proceeds from stockholder advances		129,922			100,000
Repayment of stockholder advances		(15,500)			---
Net Cash (Used) Provided by Operating Activities		210,422			138,500

Net increase/decrease in Cash		(82)			103,571
Cash at beginning of period		82			18,538
Cash at end of period	$	---			$122,109

Supplemental cash flow information:
Interest paid		$379		$	---
Taxes paid	$	---		$	---
			..

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

June 30, 2011 and 2010

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Link to Table of Contents

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six periods ended June 30, 2011 and 2010; (b) the financial position at June 30, 2011, and (c) cash flows for the three and six periods ended June 30, 2011 and 2010, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Link to Table of Contents

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

Revenue Recognition

The Company owns a percentage of a net revenue lease on an oil and gas property.  Revenues are recorded based on the reports of the lease operator when the proceeds of the production are known and the related production costs are allocated to all lease holders.  The Company records the net amount receivable, after expenses, as net lease revenues.

Link to Table of Contents

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $325, $3,773, $2,370, and $3,773 for the three and six month periods ended June 30, 2011 and 2010, respectively.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At June 30, 2011 the Company has limited cash resources to purchase potential oil and gas producing properties and, therefore will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of June 30, 2011, the Company has generated losses from oil and gas production and has accumulated significant losses since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at June 30, 2011 and December 31, 2009:

Link to Table of Contents

	June 30, 2011	December 31, 2010
Seismic Equipment	$37,786	$37,786
Less: Accumulated Depreciation	9,896	7,647
	$27,890	$30,139

Depreciation expense on equipment for the three and six month periods ended June 30, 2011 and 2010 was $1,125, $1,125, $2,249 and $2,249, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has entered into two land leases.  The land has been identified for future drilling and production.  The Company is currently amortizing the leases over 20 years, on a straight-line basis.  The Company will re-assess the amortization and any impairment to the properties upon further testing and production estimates.  Amortization expense for the three and six period ended June 30, 2011 and 2010 was $4,125, $2,500, $8,250 and $5,000 respectively.

Future amortization for the next five years ended December 31:.

2011	$8,250
2012	16,500
2013	16,500
2014	16,500
2015	16,500

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

The minimum payments on the notes payable for the years ending December 31 are as follows:

2011	$3,975
2012	5,585
2013	190,440
2014	-
2015	-
2016	-
Thereafter	-
Total	$200,000

The company also received advances from unrelated parties in the amount of $229,469.  The advances are payable on demand and bear interest at 6%.

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current

Link to Table of Contents

period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2011, the Company has incurred losses of approximately $971,000.

NOTE 8 – EQUITY

Forward Stock-Split

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

In December 2010, Company issued 349,550 warrants, with an exercise price of $2, and a term of six months, to a current shareholder for $6,991.  The warrants have expired as of June 30, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.   The use of shares was made for operating cash requirements.  During January 2010, the majority shareholder loaned the company an additional $100,000 in cash.  In December 2010, $115,000 of the loan was repaid.  As of June 30, 2011 a significant part of the balance has been assigned to un-related parties.  The balance due of $563,154 is still listed under to the majority shareholder but is due to other people.. The amount due retained all the original terms including interest bearing at 2% per annum with no repayment terms and the amount is payable upon demand.  All interest on this debt has been accrued.

During the six months ended June 30, 2011, a shareholder has loaned the Company a total of $114,422 to help fund the production at the leased property in Kentucky.  The loans are unsecured, bear no interest and are payable on demand.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended June 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

The Company received net lease losses of $(5,447) and $(3,675) during the three and six period ended June 30, 2011. The Company had no revenues for the three and six period ended March 31, 2010.  All production expenses were deducted before the Company recognized the revenue.

Operating expenses were $83,037, $10,268, $103,745 and $57,447 for the three and six periods ended June 30, 2011 and 2010, respectively.  The decrease is primarily due to drilling and exploration costs associated with our operating well in Kentucky.   General and administrative costs reductions, primarily professional fees, off-set the increase in operating expenses.

The Company expenses all costs associated with the exploration of gas and oil.  The Company does not expect to generate any significant increases in revenue to cover the operating expenses.  The Company has also advanced $134,422 in prepaid drilling costs on a net lease property acquired in 2010.   The Company may incur significant other operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of June 30, 2011 the Company had $0 cash and negative working capital of $(279,528).  Our cash decreased due mostly to the payment of prepaid drilling costs on a net lease property.  The Company received loans and advances from its majority shareholder and an un-related party to fund the current operations.

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

With respect to the period ending June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending June 30, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Link to Table of Contents

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

Link to Table of Contents

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

Date: August 12, 2011

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: August 12, 2011

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer