Form 10-Q/A
period 2011-06-30
Proper Power & Energy, Inc.
filed 2011-08-19
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Amendment No. 1

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

Link to Table of Contents

Explanatory Note

The purpose of this Amendment No. 1 to the Proper Power and Energy, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

Link to Table of Contents

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(32.2)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(101.INS)

XBRL Instance Document

Filed herewith

(101.SCH)

XBRL Taxonomy Ext. Schema Document

Filed herewith

(101.CAL)

XBRL Taxonomy Ext. Calculation Linkbase Document

Filed herewith

(101.DEF)

XBRL Taxonomy Ext. Definition Linkbase Document

Filed herewith

(101.LAB)

XBRL Taxonomy Ext. Label Linkbase Document

Filed herewith

(101.PRE)

XBRL Taxonomy Ext. Presentation Linkbase Document

Filed herewith

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

Date: August 18, 2011

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: August 18, 2011

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer

3