Form 10-Q
period 2011-09-30
Proper Power & Energy, Inc.
filed 2011-11-16
CIK 1357939

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

TABLE OF CONTENTS

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

Proper Power and Energy, Inc.
(An Exploration Stage Company)
Balance Sheet

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$--	$82
Prepaid drilling costs	134,422	-
Prepaid offering expenses	612,000	612,000
Total current assets	746,422	612,082

Property & equipment, net of accumulated
depreciation of $11,696 and $7,647, respectively	26,090	30,139
Intangible property, net of accumulated	-	-
amortization of $29,833 and $17,458, respectively	300,167	312,542

Total Assets	$1,072,679	$954,763

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$102,748	$56,528
Notes payable, current portion	3,975	-
Demand notes payable	266,829	153,469
Notes payable to Shareholders	677,576	563,154
Total current liabilities	1,051,128	773,151

Notes payable, net of current	196,025	200,000
Total liabilities	1,247,153	973,151

Stockholders' Equity
Common Stock, $.0001 par value, 500,000,000 shares
authorized; 101,000,000 and 101,000,000 shares
issued and outstanding, respectively	10,100	10,100
Additional paid-in capital	1,195,499	1,195,499
Accumulated Deficit during exploration stage	(1,380,073)	(1,223,987)
Total stockholders' equity	(174,474)	(18,388)

Total Liabilities and Stockholders' Equity	$1,072,679	$954,763

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
Statement of Operations
(unaudited)
					Accumulated
	For the Three Months Ended		For the Nine Months Ended		During
	September 30,		September 30,		Exploration
	2011	2010	2011	2010	Stage

Net lease income (loss)	$(5,138)	$-	$(8,813)	$-	$(2,613)

Exploration costs	2,279		77,130		84,307
Leasing costs - amortization	4,125	2,500	12,375	7,500	29,833
Equipment costs - depreciation	1,800	1,800	4,049	4,049	11,696
	-		-		-
Total exploration costs	8,204	4,300	93,554	11,549	125,836
Net Exploration income(loss)	(13,342)	(4,300)	(102,367)	(11,549)	(128,449)

Operating expenses:
Marketing & promotion	-	2,522	2,370	6,865	31,837
Consulting	-	1,080	-	1,560	695,298
Professional fees	5,297	2,674	20,884	44,248	130,543
General & administrative	2,695	2,735	3,133	6,536	321,811
Total operating expenses	7,992	9,011	26,387	59,209	1,179,489

Net operating loss	(21,334)	(13,311)	(128,754)	(70,758)	(1,307,938)
Interest expenses	9,770	8,513	27,332	27,482	72,135
Net income (loss)	$(31,103)	$(21,824)	$(156,086)	$(98,240)	$(1,380,073)

Earnings (loss) per share, primary
and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	101,000,000	67,500,000	101,000,000	67,500,000

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

Proper Power and Energy, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(unaudited)

			Accumulated
	For the Nine Months Ended		During
	September 30,		Exploration
	2011	2010	Stage

Cash Flows from Operating Activities:
Net (loss) income	$(156,086)	$(98,240)	$(1,380,073)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	16,424	11,549	41,529
Stock based compensation			590,000
Changes in assets and liabilities:
Prepaid drilling costs	(134,422)	-	(134,422)
Accounts payable and accrued expenses	46,220	39,549	46,220
Net Cash (Used) Provided by Operating Activities	(227,864)	(47,142)	(836,746)

Cash Flows from Investing Activities:
Purchase of lease	-		-
Purchase of property and equipment	-	-	(37,786)
Net Cash (Used) by Operating Activities	-	-	(37,786)

Cash Flows from Financing Activities:
Offering costs	-		-
Proceeds from issuance of warrants		-	-
Proceeds from issuance of note payable	113,360	45,491	313,360
Repayments of notes payable	-	-	-
Proceeds from stockholder advances	129,922	100,000	576,672
Repayment of stockholder advances	(15,500)	-	(15,500)
Net Cash (Used) Provided by Operating Activities	227,782	145,491	874,532

Net increase/decrease in Cash	(82)	98,349	-

Cash at beginning of period	82	18,538	-

Cash at end of period	$-	$116,887	$-

Supplemental cash flow information:
Interest paid	$379	$-
Taxes paid	$-	$-

Non-cash transactions:
In December 2010, the Company issued 20 million shares of common stock for $612,000 in prepaid offering costs

The accompanying notes are an integral part of these financial statements.

Link to Table of Contents

PROPER POWER AND ENERGY, INC.

Notes to Financial Statements

September 30, 2011 and 2010

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Link to Table of Contents

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 30, 2011, (b) the result of operations for the three and nine months ended September 30, 2011 and 2010; and (c) cash flows for the nine months ended September 30, 2011 and 2010, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009 and notes thereto in the Company’s 10-K annual report, filed with the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

•

Level 1: Quotes market prices in active markets for identical assets or liabilities.

•

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

•

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

Prepaid Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the

Link to Table of Contents

offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

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

Link to Table of Contents

Revenue Recognition

The Company owns a percentage of a net revenue lease on an oil and gas property.  Revenues are recorded based on the reports of the lease operator when the proceeds of the production are known and the related production costs are allocated to all lease holders.  The Company records the net amount receivable, after expenses, as net lease revenues.  At times the production costs exceed the proceeds from the sale of oil and the net lease results in a negative revenue amount.

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0, $2,522, $2,370, and $6,865 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Reclassification

These statements have been reformatted from prior periods to show the accumulated exploration costs from inception.  Certain amounts reported for the three and nine months ended September 30, 2010 have been reclassified to match the current presentation.

NOTE 3 – GOING CONCERN

The Company’s business plan is to acquire, explore and develop potential oil and gas producing properties. The Company has not determined whether its land leases contain oil and gas reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues from oil and gas production since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At September 30, 2011 the Company has limited cash resources to purchase potential oil and gas producing properties and, therefore will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The

Link to Table of Contents

likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of September 30, 2011, the Company has generated losses from oil and gas production and has accumulated significant losses since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30, 2011 and December 31, 2009:

	September 30, 2011	December 31, 2010
Seismic Equipment	$37,786	$37,786
Less: Accumulated Depreciation	11,696	7,647
	$26,090	$30,139

Depreciation expense on equipment for the Three and nine month periods ended September 30, 2011 and 2010 was $1,125, $1,125, $2,249 and $2,249, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has entered into two land leases.  The land has been identified for future drilling and production.  The Company is currently amortizing the leases over 20 years, on a straight-line basis.  The Company will re-assess the amortization and any impairment to the properties upon further testing and production estimates.  Amortization expense for the three and nine period ended September 30, 2011 and 2010 was $4,125, $2,500, $12,375 and $7,500 respectively.

Future amortization for the next five years ended December 31:.

2011	$4,125
2012	16,500
2013	16,500
2014	16,500
2015	16,500

NOTE 6 – NOTES PAYABLE

The Company entered into an agreement with an unrelated company for the purchase of a land lease, in the amount of $200,000 on June 1, 2009.   The promissory note is interest bearing (6%) and payable in monthly installments based on a 240 month amortization of the debt.   Per the agreement, payments have been deferred for the first 24 months and the note has a balloon provision for payment in full, including any accrued and unpaid interest.  The balloon payment is due 24 months after payments begin and installment payments are based on a 240 month repayment.  At septmber 30, 2011 the Company was in default on the first four payments on the note.

The minimum payments on the notes payable for the years ending December 31 are as follows:

2011	$3,975
2012	5,585
2013	190,440
2014	-
2015	-
2016	-
Thereafter	-
Total	$200,000

The company also received advances from unrelated parties in the amount of $363,891.  The advances are payable on demand and bear interest at 6%.

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year to date, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2011, the Company has incurred losses of approximately $1,004,000.

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

In December 2010, Company issued 349,550 warrants, with an exercise price of $2, and a term of six months, to a current shareholder for $6,991.  The warrants have expired as of September 30, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

Link to Table of Contents

During 2009 the majority shareholder transferred ownership of common stock in settlement of amounts due to consultants, in the amount of $590,000, valued at the shares fair market trading value at the time of settlement.   The use of shares was made for operating cash requirements.  During January 2010, the majority shareholder loaned the company an additional $100,000 in cash.  In December 2010, $115,000 of the loan was repaid.  As of September 30, 2011 a significant part of the balance has been assigned to un-related parties.  The balance due of $563,154 is still listed under to the majority shareholder but is due to other people.. The amount due retained all the original terms including interest bearing at 2% per annum with no repayment terms and the amount is payable upon demand.  All interest on this debt has been accrued.

During the nine months ended September 30, 2011, a shareholder has loaned the Company a total of $114,422 to help fund the production at the leased property in Kentucky.  The loans are unsecured, bear no interest and are payable on demand.

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

In August 2011 the Company suspended the drilling operations on the Kentucky lease due to poor results.  Management and the lease operators are formulating a plan to improve the yield on the existing wells.  Costs of the project and a time table were not available at the date of these statements.  The Company owed a total of $10,585 to the lease operator.  This amount was included in accounts payable and accrued expenses.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Proper Power and Energy, Inc. for the period ended September 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

The Company received net lease losses of $(5,138) and $(8,813) during the three and nine period ended September 30, 2011. The Company had no revenues for the three and nine period ended September 30, 2010.  All production expenses were deducted from the proceeds on the net lease property before the Company recognized the net lease loss in 2011.

Exploration costs were $8,204, $4,300, $93,554 and $11,549 for the three and nine periods ended September 30, 2011 and 2010, respectively.  The increase was to due drilling and pumping operations on the Kentucky lease in 2011.

Operating expenses were $5,743, $9,011, $26,387 and $59,209 for the three and nine periods ended September 30, 2011 and 2010, respectively.  The decrease is primarily due to general and administrative costs reductions, primarily professional fees and marketing expense.

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

Liquidity and Capital Resources

As of September 30, 2011 the Company had $0 cash and negative working capital of $(304,707).  Our cash decreased due mostly to the payment of prepaid and current drilling costs on a net lease property.  The Company received loans and advances from its majority shareholder and an un-related party to fund the current operations.

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

Expected purchases or sale of plant and significant equipment

Expenditures are planned based upon our abilities to fully fund our plan of operations.  In August 2011 the Company suspended the drilling operations on the Kentucky lease due to poor results.  Management and the lease operators are formulating a plan to improve the yield on the existing wells.  Costs of the project and a time table were not available at the date of these statements.  The Company owed a total of $10,585 to the lease operator.  This amount was included in accounts payable and accrued expenses.

Link to Table of Contents

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

With respect to the period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Link to Table of Contents

During the nine month period ending September 30, 2011, the Company did not issue any unregistered shares of its common stock.

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

Date: November 14, 2011

By: /s/ Joseph E. Abdo

JOSEPH E. ABDO,

Chief Executive Officer

Date: November 14, 2011

By: /s/ Lior Segal

LIOR SEGAL,

Chief Financial Officer